Form 10-Q
period 1995-02-26
TELCO SYSTEMS INC /DE/
filed 1995-04-11
CIK 736893

                                                                 Quarter 2 FY'95



                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            -----------------------


   (Mark One)

       {X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
           For the quarterly period ended FEBRUARY 26, 1995

                                       OR

       { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
           For the transition period from  ____________TO___________

           Commission file number  0-12622


                               TELCO SYSTEMS, INC
                               ------------------
                   (Exact name of registrant as specified in its charter)


               Delaware                     94-2178777
    ------------------------------      -------------------
     (State or other jurisdiction        (I.R.S. employer
    incorporation or organization)      identification no.)


                63 NAHATAN STREET, NORWOOD, MASSACHUSETTS  02062
                ------------------------------------------------
                    (Address of principal executive offices)


   Registrant's telephone number, including area code:  (617) 551-0300


                                   NO CHANGE
   -------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if change since last report)


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   YES  X     NO
      -----     -----

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Classes                                    Outstanding at April 3, 1995
   ----------------------------                         ----------------------------
   Common Stock, $.01 par value                                  10,089,968

                              TELCO SYSTEMS, INC.

                                     INDEX

                              REPORT ON FORM 10-Q

                      FOR QUARTER ENDED FEBRUARY 26, 1995



                                                                         Page  Number
                                                                         ------------
   PART I.    FINANCIAL INFORMATION

              Item 1.   Financial Statements
              -------   --------------------

                        Consolidated Balance Sheets
                        February 26, 1995 and August 28, 1994                3

                        Consolidated Statements of Income
                        Three and six months ended February 26, 1995
                        and February 27, 1994                                4

                        Consolidated Statements of Cash Flows
                        Six months ended February 26, 1995
                        and February 27, 1994                                5

                        Notes to Consolidated Financial Statements           6

              Item 2.   Management's Discussion and Analysis of
              -------   Results of Operations and Financial Condition        7-9



   PART II.   OTHER INFORMATION

              Item 6.   Exhibits and Reports on Form 8-K                     10
              -------   --------------------------------


   SIGNATURE(S)                                                              11

                        PART I.   FINANCIAL INFORMATION

   Item 1.   Financial Statements
   ------------------------------

                              TELCO SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands except per share data)


                                                          February 26, 1995         August 28, 1994
                                                              Unaudited                  Audited
                                                          -----------------          ---------------
   Assets
   ------

   Current assets:
      Cash and equivalents............................          $20,715                   $15,262
      Short term investments..........................            8,999                    10,946
      Accounts receivable, net........................           12,996                    15,064
      Inventories, net................................           18,337                    15,244
      Other current assets............................            3,073                     2,905
                                                                -------                   -------
        Total current assets..........................           64,120                    59,421
                                                                -------                   -------

   Plant and equipment, at cost.......................           40,756                    39,861
      Less accumulated depreciation...................           29,682                    27,745
                                                                -------                   -------
        Net plant and equipment.......................           11,074                    12,116
                                                                -------                   -------
   Intangible and other assets, net...................            9,970                    10,665
                                                                -------                   -------
        Total assets..................................          $85,164                   $82,202
                                                                =======                   =======

   Liabilities and Shareholders' Equity
   ------------------------------------

   Current liabilities:
      Accounts payable................................          $ 4,691                   $ 5,519
      Payroll and payroll related liabilities.........            2,926                     3,436
      Other accrued liabilities.......................            5,566                     7,256
                                                                -------                   -------
        Total current liabilities.....................           13,183                    16,211
                                                                -------                   -------

   Restructuring and other long-term .................            3,938                     4,443

   Shareholders' Equity:
      Preferred stock, $.01 par value, 5,000,000
        shares authorized; no shares outstanding                      -                         -
      Common stock, $.01 par value, 24,000,000
        shares authorized; shares outstanding:
        10,054,036 at February 26, 1995;
        9,649,051 at August 28, 1994..................              101                        96
      Capital in excess of par value..................           70,034                    66,343
      Accumulated Deficit.............................           (2,092)                   (4,891)
                                                                -------                   -------
        Total shareholders' equity....................           68,043                    61,548
                                                                -------                   -------
        Total liabilities and shareholders' equity....          $85,164                   $82,202
                                                                =======                   =======




          See accompanying notes to consolidated financial statements.

                              TELCO SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                  (Dollars in thousands except per share data)




                                                 Three Months Ended                           Six Months Ended
                                                 ------------------                           ----------------
                                               Feb. 26,         Feb. 27,                    Feb. 26,       Feb. 27,
                                                 1995             1994                        1995           1994
                                               --------         --------                    --------       --------
Sales:

 Fiber optic transmission products.........    $ 9,015          $11,801                     $19,034         $22,633
 Customer premise network access equipment.     12,279           11,731                      26,893          22,390
 Internetworking products..................      1,583              713                       3,167           1,441
                                               -------          -------                     -------         -------
                                                22,877           24,245                      49,094          46,464
                                               -------          -------                     -------         -------

Costs and expenses:
 Cost of products sold.....................     12,065           13,548                      26,447          26,500
 Research and development..................      4,214            3,895                       8,323           7,285
 Sales, marketing and administration.......      5,500            5,812                      11,509          11,200
 Amortization of intangible assets.........        186              207                         386             414
 Interest expense..........................          -               46                           -             163
 Interest income...........................       (443)            (173)                       (745)           (304)
                                               -------          -------                     -------         -------
                                                21,522           23,335                      45,920          45,258
                                               -------          -------                     -------         -------
 Income before income taxes................      1,355              910                       3,174           1,206
 Provision for income taxes................        100               90                         375             120
                                               -------          -------                     -------         -------
 Net income................................    $ 1,255          $   820                     $ 2,799         $ 1,086
                                               =======          =======                     =======         =======
 Average shares and equivalents (thousands)     10,392            9,709                      10,334           9,679

 Earnings per share........................    $   .12          $   .08                     $   .27         $   .11





          See accompanying notes to consolidated financial statements.

                              TELCO SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)




                                                               Six months ended
                                                    ---------------------------------------
                                                    Feb. 26, 1995             Feb. 27, 1994
                                                    -------------             -------------

   INCREASE (DECREASE) IN CASH AND EQUIVALENTS

   Cash flows from operating activities:
     Net income..................................     $  2,799                    $ 1,086
     Depreciation and amortization...............        2,949                      2,797

     Change in assets and liabilities:
       Accounts receivable.......................        2,068                        434
       Refundable income taxes...................            -                        312
       Inventories...............................       (3,093)                       866
       Other current assets......................         (168)                       (98)
       Intangible and other assets...............          103                       (265)
       Accounts payable and other current
         liabilities.............................       (3,028)                    (1,008)
       Long-term liabilities.....................         (505)                      (848)
                                                      --------                    -------
     Net cash provided by operating activities...        1,125                      3,276
                                                      --------                    -------

   Cash flows from investing activities:
       Additions to plant and equipment, net.....       (1,315)                    (1,041)
       Purchase of short-term investments........      (13,550)                         -
       Maturities of short-term investments......       15,497                          -
                                                      --------                    -------
       Net cash provided by (used in) investing
          activities.............................          632                     (1,041)
                                                      --------                    -------

   Cash flows from financing activities:
       Proceeds from sale of common shares
         under employee stock plans..............        3,696                        986
       Payments on long-term liabilities.........            -                     (2,000)
                                                      --------                    -------
       Net cash provided by (used in) financing
         activities..............................        3,696                     (1,014)
                                                      --------                    -------

   Increase in cash and equivalents..............        5,453                      1,221
   Cash and equivalents at beginning of year.....       15,262                     21,788
                                                      --------                    -------
   Cash and equivalents at end of period.........     $ 20,715                    $23,009
                                                      ========                    =======





          See accompanying notes to consolidated financial statements.

                              TELCO SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED FEBRUARY 26, 1995
                                  (Unaudited)





Note 1 - The consolidated financial statements of Telco Systems, Inc. (the Company) included in this report reflect all adjustments (consisting of only normally recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position at February 26, 1995 and the consolidated statements of income and cash flows for the six month periods ended February 26, 1995 and February 27, 1994. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.

          Certain notes and other information have been condensed or omitted from these interim financial statements. The statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Telco Systems, Inc. Annual Report on Form 10-K for the year ended August 28, 1994.



Note 2  - Inventories (dollars in thousands)                             February 26,            August 28,
                                                                             1995                  1994
                                                                         ------------            ----------
          Raw materials.....................................               $ 8,820                $ 6,656
          Work-in-process...................................                 3,300                  2,305
          Finished goods....................................                 6,217                  6,283
                                                                           -------                -------
                                                                           $18,337                $15,244
                                                                           =======                =======


Note 3  - Shares Outstanding

          Changes in shares outstanding:

                                                                                Six Months Ended
                                                                                ----------------
                                                                        Feb. 26, 1995        Feb. 27, 1994
                                                                        -------------       ---------------
          Outstanding at beginning of period.................              9,649,051            9,345,660
            Options exercised................................                377,818              174,057
            Employee stock purchase plan.....................                 27,167               25,256
                                                                          ----------            ---------
          Outstanding at end of period.......................             10,054,036            9,544,973
                                                                          ==========            =========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     The following table sets forth for the period indicated (i) percentages which certain items reflected in the financial data bear to sales of the Company and (ii) the percent change of such items as compared to the indicated prior period. See Consolidated Statements of Income.




                                                     Percentage of Sales                      Percentage Increase (Decrease)
                                                     -------------------                      ------------------------------
                                              Second Quarter       Six Months              Second Quarter           Six Months
                                              1995     1994        1995   1994             1995 vs. 1994          1995 vs. 1994
                                              ----     ----        ----   ----             -------------          -------------
Sales...................................     100.0%   100.0%     100.0%   100.0%              (5.7%)                   5.7%
Costs and expenses:
  Costs of products sold................      52.8%    55.8%      53.8%    57.0%             (10.9%)                   (.2%)
  Research and development..............      18.4%    16.0%      17.0%    15.7%               8.2%                   14.2%
  Sales, marketing and administration...      24.0%    24.0%      23.4%    24.1%              (5.4%)                   2.8%
  Amortization of intangible assets.....        .8%      .9%        .8%      .9%             (10.1%)                  (6.8%)
  Interest expense......................         -       .2%          -      .4%                   -                      -
  Interest income.......................      (1.9%)    (.7%)     (1.5%)    (.7%)            156.1%                  145.1%
                                             ------   ------     ------   ------             ------                  ------
Total costs and expenses................      94.1%    96.2%      93.5%    97.4%              (7.8%)                   1.5%
                                             ------   ------     ------   ------             ------                  ------
Income before income taxes..............       5.9%     3.8%       6.5%     2.6%              48.9%                  163.2%
Provision for income taxes..............        .4%      .4%        .8%      .3%              11.1%                  212.5%
                                             ------   ------     ------   ------             ------                  ------
Net income..............................       5.5%     3.4%       5.7%     2.3%              53.0%                  157.7%
                                             ======   ======     ======   ======             ======                  ======

                              TELCO SYSTEMS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                     FOR THE PERIOD ENDED FEBRUARY 26, 1995



   SALES AND NET INCOME - Sales for the second quarter of fiscal 1995 amounted to $22.9 million, a decrease of 6% compared with the second quarter of fiscal 1994. For the first six months of fiscal 1995, sales amounted to $49.1 million, an increase of 6% compared with the same period last year. For the second quarter and first six months of fiscal 1995, sales volume of transmission products decreased 24% and 16% compared with the same periods of fiscal 1994, respectively, due to continuing competitive pressures and order delays. Sales volume of network access equipment increased 5% and 20% for the second quarter and first six months of fiscal 1995 compared with last year, reflecting continued strong demand for DCB-24 and Route-24 products for use in voice and data networks. Sales of internetworking products doubled in the second quarter and first six months of fiscal 1995 over the year-ago periods, as customer demand increased for the Company's LAN/WAN optimizer product.

   Net income for the second quarter of fiscal 1995 was $1,255,000 or $.12 per share, compared with $820,000 or $.08 per share for the same period of last year. For the six month period of fiscal 1995, net income was $2,799,000 or $.27 per share compared with $1,086,000 or $.11 per share for the six month period of last year. The increase in net income in the second quarter resulted from higher gross profit due to an improved gross margin percentage and an increase in interest income. For the first half of the year, the net income increase was principally related to higher gross profit from higher sales and higher gross margin percent, as well as increased net interest income which more than offset higher spending in research and development.

   Over the balance of the year fiber optic transmission product revenue is expected to remain at a steady level with a number of actions underway to position this business for long-term growth. The outlook for network access equipment remains positive and the internetworking product area is expected to achieve better than planned results.

   COSTS OF PRODUCTS SOLD - For the second quarter of fiscal 1995, costs of products sold represented 53% of net sales versus 56% in last year's period. For the six month period, costs of products sold represented 54% and 57% in 1995 and 1994, respectively. Margins improved over both the year-ago quarter and for the six-month periods due to higher sales of network access products and improved product mix.

   RESEARCH AND DEVELOPMENT - Research and development expense was $4,214,000 for the second quarter of fiscal 1995 and $8,323,000 for the first six months of fiscal 1995, and represented 18% and 17% of sales in these periods, respectively. These amounts are an increase of 8% and 14% over the comparable periods of fiscal 1994, resulting primarily from higher spending for development of ATM/SONET and intelligent network access products.

   SALES, MARKETING AND ADMINISTRATION - Sales, marketing and administration expense was $5,500,000 and $11,509,000 for the second quarter and first six months of fiscal 1995, respectively. This represented a decrease of 5% for the second quarter period compared with last year, reflecting primarily timing of spending for sales and marketing activities in both the domestic and international marketplace. As a percentage of sales, these expenses remained relatively constant at approximately 24% for the quarter and six month periods in each year.

   INTEREST INCOME - Interest income amounted to $443,000 and $745,000 in the second quarter and first six months of fiscal 1995, respectively, versus $173,000 and $304,000 in the comparable periods of last year. The increase in interest income reflected higher interest earned on a higher level of cash and short-term investments.

   PROVISION FOR INCOME TAXES - The provision for income tax was $100,000 and $375,000 for the second quarter and first six months of fiscal 1995, respectively, compared with $90,000 and $120,000 for the same periods of last year. The estimated effective tax rate of 12% in fiscal 1995 approximates the 10% effective rate for the prior year period and reflects utilization of net operating loss carryforwards and tax credits earned in prior years.

   LIQUIDITY AND CAPITAL RESOURCES - For the first six months of fiscal 1995, cash and equivalents increased $5,453,000 and short-term investments decreased $1,947,000 for a net increase of $3,506,000, resulting in a quarter-end total for cash and short-term investments of $29,714,000. The cash increase of $5,453,000 included cash provided by operating activities of $1,125,000, cash provided by investing activities of $632,000 and cash provided by financing activities of $3,696,000. For the comparable period last year, cash increased $1,221,000 resulting from cash provided by operating activities of $3,276,000 offset by cash used in investing activities of ($1,041,000) and cash used in financing activities of ($1,014,000).

   Net cash provided by operating activities of $1,125,000 for the first six months of fiscal 1995 decreased ($2,151,000) from the comparable period last year, reflecting increased inventory levels and a reduction in accounts payable and other current liabilities, partially offset by higher net income and a reduction in accounts receivable. Cash provided by investing activities was $632,000, an increase of $1,673,000 from the first six months of fiscal 1994, reflecting net short-term investment maturities of $1,947,000 offset by increased expenditures for plant and equipment ($274,000). Financing activities during the first six months of fiscal 1995 provided cash of $3,696,000 from employee stock plan proceeds. In fiscal 1995, financing activities used ($1,014,000) of cash, which was primarily related to an annual $2,000,000 sinking fund payment partially offset by proceeds from employee stock plans.

   The Company maintains a $10 million line of credit with the Bank of Boston which expires July 31, 1995. Borrowings may be made at the bank's prime rate. The Company expects to extend this line of credit at comparable terms. At February 26, 1995 and August 28, 1994, the Company had no borrowings on this line of credit and had no other debt outstanding. Management believes that existing cash and short-term investments and funds provided by operating activities will be adequate to satisfy cash requirements for the foreseeable future.

   TELCO SYSTEMS, INC.

   PART II.   OTHER INFORMATION
   ----------------------------




   Item 6. Exhibits and Reports filed on Form 8-K
   ---------------------------------------------

   (a) Exhibit 27.  Financial Data Schedule

   (b) The Company filed no reports on Form 8-K during the fiscal quarter for which this report is filed.

   TELCO SYSTEMS, INC.

   SIGNATURE(S)



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 TELCO SYSTEMS, INC.



                          By:  /s/ Daniel A. DiPietro
                               ----------------------
                               Daniel A. DiPietro
                               Vice President and
                               Corporate Controller
                               Principal Accounting Officer




   Date:  April 10, 1995