Form 10-Q
period 1995-05-28
TELCO SYSTEMS INC /DE/
filed 1995-07-10
CIK 736893

                                                               3rd Quarter FY'95


                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            -----------------------


     (Mark One)

         {X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended MAY 28, 1995
                                             ------------

                                       OR
                                       --

         { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ____________TO___________

              Commission file number  0-12622
                                      -------


                               TELCO SYSTEMS, INC
                               ------------------
             (Exact name of registrant as specified in its charter)


                        Delaware                       94-2178777
            ------------------------------          -------------------
            (State or other jurisdiction             (I.R.S. employer
            incorporation or organization)          identification no.)


                63 NAHATAN STREET, NORWOOD, MASSACHUSETTS  02062
                ------------------------------------------------
                    (Address of principal executive offices)


      Registrant's telephone number, including area code:  (617) 551-0300
                                                           --------------

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

     YES  X     NO
         ---   ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Classes                              Outstanding at July 3, 1995
     ----------------------------                  ---------------------------
     Common Stock, $.01 par value                        10,149,610



                              TELCO SYSTEMS, INC.

                                     INDEX

                              REPORT ON FORM 10-Q

                         FOR QUARTER ENDED May 28, 1995




                                                                            Page  Number
                                                                            ------------
     PART I.    FINANCIAL INFORMATION

                Item 1.   Financial Statements
                -------   --------------------
                          Consolidated Balance Sheets
                          May 28, 1995 and August 28, 1994                      3

                          Consolidated Statements of Operations
                          Three and nine months ended May 28, 1995
                          and May 29, 1994                                      4

                          Consolidated Statements of Cash Flows
                          Nine months ended May 28, 1995
                          May 29, 1994                                          5

                          Notes to Consolidated Financial Statements            6

                Item 2.   Management's Discussion and Analysis of
                -------   Financial Condition and Results of Operations        7-9



     PART II.   OTHER INFORMATION

                Item 6.   Exhibits and Reports on Form 8-K                     10
                -------   --------------------------------



     SIGNATURE(S)                                                              11


                        PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements
     -------   --------------------

                              TELCO SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                      May 28, 1995     August 28, 1994
                                                     --------------    ---------------
     Assets
     ------
     Current assets:
          Cash and equivalents.......................    $17,120           $15,262
          Short-term investments.....................     10,524            10,946
          Accounts receivable, net...................     11,683            15,064
          Inventories, net...........................     19,356            15,244
          Other current assets.......................      3,475             2,905
                                                         -------           -------
             Total current assets....................     62,158            59,421
                                                         -------           -------

     Plant and equipment, at cost....................     41,542            39,861
          Less accumulated depreciation..............     30,794            27,745
                                                         -------           -------
             Net plant and equipment.................     10,748            12,116
                                                         -------           -------
     Intangible and other assets, net................     10,689            10,665
                                                         -------           -------
             Total assets............................    $83,595           $82,202
                                                         =======           =======

     Liabilities and Shareholders' Equity
     ------------------------------------
     Current liabilities:
          Accounts payable...........................     $3,909            $5,519
          Payroll and payroll related
            liabilities..............................      2,781             3,436
          Other accrued liabilities..................      5,386             7,256
                                                         -------           -------
             Total current liabilities...............     12,076            16,211
                                                         -------           -------

     Restructuring and other long-term
       liabilities...................................      3,598             4,443

     Shareholders' Equity:
          Preferred stock, $.01 par value, 5,000,000
             shares authorized; no shares outstanding
             at May 28, 1995 and August 28, 1994.....         --                --
          Common stock, $.01 par value, 24,000,000
             shares authorized; shares outstanding:
             10,149,610 at May 28, 1995;
             9,649,051 at August 28, 1994.............       101                96
          Capital in excess of par value..............    70,852            66,343
          Accumulated deficit.........................    (3,032)           (4,891)
                                                         -------           -------
             Total shareholders' equity...............    67,921            61,548
                                                         -------           -------

             Total liabilities and
                shareholders' equity..................   $83,595           $82,202
                                                         =======           =======




          See accompanying notes to consolidated financial statements.

                              TELCO SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)




                                                     Three   Months   Ended         Nine   Months   Ended
                                                     ----------------------        -----------------------
                                                      May 28,     May 29,            May 28,       May 29,
                                                       1995        1994               1995          1994
                                                     ---------    ---------         ---------     ---------
 Sales:

   Fiber optic transmission products............      $  8,631     $11,904             $27,665     $34,537
   Customer premise network access equipment....        10,811      13,017              37,704      35,407
   Internetworking products.....................         1,214       1,119               4,381       2,560
                                                      --------     -------             -------     -------
                                                        20,656      26,040              69,750      72,504

 Cost and expenses:

   Cost of products sold........................        11,060      14,200              37,507      40,700

   Research and development.....................         4,992       4,334              13,315      11,619

   Sales, marketing and administration..........         5,930       5,749              17,439      16,949

   Amortization of intangible assets............           196         207                 582         621

   Interest expense.............................            --          53                  --         216

   Interest income..............................          (457)       (281)             (1,202)       (585)
                                                      --------     -------             -------     -------
                                                        21,721      24,262              67,641      69,520
                                                      --------     -------             -------     -------
   (Loss) income before income taxes............        (1,065)      1,778               2,109       2,984

   Income tax  (benefit) provision .............          (125)        178                 250         298
                                                      --------     -------             -------     -------
   Net (loss) income ...........................      $   (940)    $ 1,600             $ 1,859     $ 2,686
                                                      ========     =======             =======     =======
   Average number of shares and equivalents.....    10,098,015  10,028,349          10,329,089   9,797,452

   (Loss) earnings per share....................      $   (.09)    $   .16             $   .18      $  .27



          See accompanying notes to consolidated financial statements.

                              TELCO SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)




                                                                                   Nine months ended
                                                                       -----------------------------------------
                                                                       May 28, 1995                 May 29, 1994
                                                                       ------------                 ------------
     INCREASE (DECREASE) IN CASH AND EQUIVALENTS

     Cash flows from operating activities:

       Net income .............................................           $ 1,859                     $ 2,686
       Depreciation and amortization...........................             4,278                       4,166

       Change in assets and liabilities:
         Accounts receivable...................................             3,381                       1,825
         Refundable income tax.................................                --                       2,060
         Inventories...........................................            (4,112)                      1,338
         Other current assets..................................              (570)                         52
         Intangible and other assets...........................              (923)                       (224)
         Accounts payable and other current liabilities........            (4,135)                       (706)
         Long-term liabilities.................................              (845)                     (1,398)
                                                                           ------                      ------
         Net cash (used in) provided by operating activities...            (1,067)                      9,799
                                                                           ------                      ------

     Cash flows from investing activities:
         Additions to plant and equipment, net.................            (2,011)                     (1,868)
         Purchase of short-term investments....................           (12,567)                         --
         Maturities of short-term investments..................            12,989                          --
                                                                           ------                      ------
         Net cash (used in) investing activities...............            (1,589)                     (1,868)
                                                                           ------                      ------

     Cash flows from financing activities:
         Proceeds from sale of common shares
           under employee stock plans..........................             4,514                       1,722
         Payments on long-term liabilities.....................                --                      (4,000)
                                                                           ------                      ------
         Net cash provided by (used in) financing activities...             4,514                      (2,278)
                                                                           ------                      ------

     Increase in cash and equivalents..........................             1,858                       5,653
     Cash and equivalents at beginning of year.................            15,262                      21,788
                                                                           ------                      ------

     Cash and equivalents at end of period.....................           $17,120                     $27,441
                                                                          =======                     =======



          See accompanying notes to consolidated financial statements.

                              TELCO SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



     Note 1  -  The consolidated financial statements of Telco Systems, Inc.
                (the Company) included in this report reflect all adjustments (consisting of only normally recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position at May 28, 1995 and the consolidated statements of income and cash flows for the nine month periods ended May 28, 1995 and May 29, 1994. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.

                Certain notes and other information have been condensed or omitted from these interim financial statements. The statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Telco Systems, Inc. Annual Report on Form 10-K for the year ended August 28, 1994.


     Note 2  -  Inventories, net (dollars in thousands)

                                                  May 28, 1995          August 28, 1994
                                                  ------------          ---------------

                Raw materials....................    $ 9,415                $ 6,656
                Work-in-process..................      3,500                  2,305
                Finished goods...................      6,441                  6,283
                                                     -------                -------
                                                     $19,356                $15,244
                                                     =======                =======

     Note 3  -  Shares Outstanding

                Changes in shares outstanding:
                                                                Nine Months Ended
                                                                -----------------
                                                        May 28, 1995         May 29, 1994
                                                        ------------         ------------
                Outstanding at beginning of period...     9,649,051           9,345,660
                  Options exercised..................       444,554             242,736
                  Employee stock purchase plan.......        56,005              53,079
                                                         ----------           ---------
                Outstanding at end of period.........    10,149,610           9,641,475
                                                         ==========           =========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following table sets forth for the period indicated (i) percentages which certain items reflected in the financial data bear to sales of the Company and (ii) the percent change of such items as compared to the indicated prior period. See Consolidated Statements of Operations.




                                        Percentage of Sales                       Percentage Increase (Decrease)
                                        -------------------                       ------------------------------
                                   Third Quarter      Nine Months              Third Quarter          Nine Months
                                   1995    1994       1995    1994             1995 VS. 1994         1995 VS. 1994
                                   ----    ----       ----    ----             -------------         -------------
Net sales......................   100.0%  100.0%     100.0%   100.0%              (20.7%)                 (3.8%)

Costs and expenses:
  Costs of products sold.......    53.6%   54.5%      53.8%    56.1%              (22.1%)                 (7.8%)
  Research and development.....    24.2%   16.6%      19.1%    16.0%               15.2%                  14.6%
  Sales, marketing and
    administration.............    28.7%   22.1%      25.0%    23.4%                3.1%                   2.9%
  Amortization of intangible
    assets.....................      .9%     .8%        .8%      .9%               (5.3%)                 (6.3%)
  Interest expense.............      --      .2%       --        .3%                --                     --
  Interest income..............    (2.2%)  (1.1%)     (1.7%)    (.8%)              62.6%                 105.5%
                                  -------  ------     ------    -----              -----                 ------
Total costs and expenses.......   105.2%   93.2%      97.0%    95.9%              (10.5%)                  2.7%
                                  ------   -----      -----    -----              -------                  ----
(Loss) income  before
  income taxes.................    (5.2%)   6.8%       3.0%     4.1%                --                   (29.3%)
Income tax (benefit)
  provision....................     (.6%)    .7%        .4%      .4%                --                   (16.1%)
                                    -----    ---        ---      ---
Net (loss) income .............    (4.6%)   6.1%       2.6%     3.7%                --                   (30.8%)
                                   ======   ====       ====     ====

                              TELCO SYSTEMS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION




     SALES AND NET INCOME - Sales for the third quarter of fiscal 1995 were $20.7 million, a decrease of 21% compared with the third quarter of fiscal 1994. For the first nine months of fiscal 1995, sales were $69.8 million, down 4% compared with the first nine months of last year. These decreases resulted as the Company experienced order delays for both fiber optic tranmission products and network access equipment. Internetworking product sales which represented 6% of total sales in both the third quarter and nine month period increased 8% and 71%, respectively, due to increased demand for the Company's LAN/WAN optimized product.

     The Company recorded a net loss of ($.9) million or ($.09)per share for the third quarter of fiscal 1995 which compares to net income of $1.6 million or $.16 per share in the third quarter of last year. For the first nine months of fiscal 1995, net income was $1.9 million or $0.18 per share compared with $2.7 million or $0.27 per share in the year ago period. The reduced net income results for the third quarter and nine month period was principally related to lower sales volume of both transmission products and network access equipment and record spending on research and development programs for new products.

     COSTS OF PRODUCTS SOLD - For the third quarter of fiscal 1995, costs of products sold represented 54% of sales compared with 55% of sales in the third quarter of last year. For the year to date period, costs of products sold represented 54% of sales in fiscal 1995 and 56% of sales in fiscal 1994. The improved gross margins in both the quarter and year to date periods were principally related to a favorable mix of product sales.

     RESEARCH AND DEVELOPMENT - Research and development expense was $5.0 million and $13.3 million in the third quarter and first nine months of fiscal 1995, respectively. This represented an increase of 15% over the comparable periods of last year due to increased spending for ATM/SONET multiplexers and intelligent network access products. As a percent of sales, research and development represented 24% in the third quarter and 19% in the nine month periods of fiscal 1995, up from 17% and 16% in the comparable periods of fiscal 1994, respectively.

     SALES, MARKETING AND ADMINISTRATION - Sales, marketing and administration expense was $5.9 million and $17.4 million in the third quarter and first nine months of fiscal 1995, respectively, and represented a 3% increase for both the third quarter and nine month periods.

     INTEREST INCOME - Interest income was $.5 million and $1.2 million for the third quarter and nine month periods of fiscal 1995. This reflects an increase of 63% compared to the third quarter of last year and 105% increase for the nine month period. These increases resulted from higher interest earned on a higher level of cash and short term investments during the current year.

     INCOME TAX (BENEFIT) PROVISION - The Company is providing for income tax at an effective tax rate of 12% for fiscal 1995. The estimated effective tax rate used in fiscal 1995 approximates the 10% effective tax rate used in the prior year period and reflects utilization of net operating loss carryforwards and tax credits earned in prior years.

     LIQUIDITY AND CAPITAL RESOURCES - During the first nine months of fiscal 1994, cash and equivalents increased $1.8 million and short-term investments decreased ($0.4) million, for a net increase of $1.4 million, resulting in a quarter-end total for cash and short-term investments of $27.6 million.

     The increase of $1.8 million in cash and equivelants during the first nine months of fiscal 1995 reflected use by operating activities and investing activities of ($1.1) million and ($1.6) million of cash, respectively, offset by $4.5 million of cash provided by financing activities, primarily the proceeds of employee stock option exercises. For the nine month period of last year, cash and equivalents increased $5.7 million to $22.4 million. This increase in fiscal 1994 resulted from cash provided by operating activities of $9.8 million, and was partially offset by cash used in investing activities and financing activities of ($1.9) million and ($2.3) million, respectively.

     For the first nine months of fiscal 1995, cash used in operating activities of ($1.1) million decreased ($10.9) million from the comparable period of last year. This decrease resulted primarily from increased inventory levels and reduced accounts payable and other current liabilities. Cash used in investing activities was ($1.6) million for the first nine months of fiscal 1995, reflecting an increase in expenditures for plant and equipment and a decrease in short-term investments. Cash provided by financing activities was $4.5 million from employee stock plan proceeds.

     The Company maintains a $10 million line of credit with the Bank of Boston which expires on July 31, 1995. The Company is currently negotiating an extension beyond the current expiration date. At May 29, 1995 the Company had no borrowings under this line of credit and currently has no other
     debt outstanding.   Management believes that existing cash and future
     funds provided by operating activities will be adequate to satisfy operating cash requirements.

                          TELCO SYSTEMS, INC.

                      PART II.  OTHER INFORMATION
                      ---------------------------




     Item 6.  Exhibits and Reports filed on Form 8-K
     -------  --------------------------------------

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


     Date:  July 6, 1995