Form 10-K405
period 1995-08-27
TELCO SYSTEMS INC /DE/
filed 1995-11-22
CIK 736893

                                 FORM 10-K                       FY 1995
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                      -----------------------------

          (Mark One)
            {X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended         AUGUST 27, 1995
                               -----------------------------------
                                    OR
                                    --

            {  }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the transition period from              TO
                                                  ------------  -----------
                  Commission file number  0-12622
                                          -------

                            TELCO SYSTEMS, INC
                            ------------------

         (Exact name of registrant as specified in its charter)

               Delaware                           94-2178777
     -------------------------------         --------------------
     (State or other jurisdiction of          (I.R.S. employer
     incorporation or organization)           identification no.)

             63 NAHATAN STREET, NORWOOD, MASSACHUSETTS  02062
             ------------------------------------------------

                 (Address of principal executive offices)

   Registrant's telephone number, including area code:  (617) 551-0300
                                                        --------------
    Securities registered pursuant to Section 12(b) of the Act:  None

       Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, $.01 par value
                       ----------------------------
                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X     NO
                                              -----     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.         {X }

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $115,283,000 as of November 15, 1995.

On November 15, 1995  there were 10,264,517 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

               (2) Portions of the definitive proxy statement (the "Definitive Proxy Statement") required to be filed with Securities and Exchange Commission relative to the Company's 1995 annual meeting of shareholders are incorporated by reference into Part III.

Item 1.     Business
            --------

General
-------

            The Company was incorporated in California on September 7, 1972, and reincorporated in Delaware on December 17, 1986. Its principal office is located at 63 Nahatan Street, Norwood, Massachusetts 02062 (telephone number is
(617) 551-0300). Unless the context indicates otherwise, the terms "Company" and "Telco Systems" refer to Telco Systems, Inc. The Company has three operating business units. The Broadband Transmission Products Business Unit, formerly the Fiber Optic Transmission Products Division, is referred to as "Broadband", the Network Access Products Business Unit is referred to as "Network Access", and the Bandwith Optimization Business Unit, formerly the Magnalink Communications Division, is referred to as "Bandwith Optimization".

            Telco Systems, Inc., is a manufacturer of broadband transmission equipment, customer premises network access equipment, and bandwith optimization equipment for the telecommunications industry. Its products, which can be found most often in telephone company central offices and in private communications networks, perform functions that range from basic signaling and multiplexing to high-speed, high-capacity digital fiber optic transmission. Primary customers are the Bell Operating Companies, independent telephone companies, interexchange carriers and private network end users.

            In January 1983, the Company acquired the Broadband Transmission Products Business Unit from Raytheon Company. Sales of broadband transmission products in fiscal year 1995 comprised about 41% of the Company's total revenue. This business unit has approximately 210 employees at its manufacturing facility located in Norwood, Massachusetts.

            In August 1984, the Company acquired TeleBit, Inc., a manufacturer of digital transmission systems based in Lombard, Illinois. Later, this acquisition was merged with the Company's Voice Frequency Products Division which together formed the Network Access Products Business Unit. The consolidation was completed in August 1986 and was designed to focus the new division's activities towards the customer premise network access equipment market. Located in Fremont, California, the Network Access Products Business Unit has approximately 183 employees. In May 1992, the Company acquired Magnalink Communications Corporation, a developer and manufacturer of bandwith optimization products to form the Company's Bandwith Optimization Business Unit. These products optimize wide area network (WAN) links in LAN/WAN applications. Located in Norwood, Massachusetts, this business unit has approximately 26 employees.

            For fiscal 1995, the Company reported sales of $89.1 million and a net income of $.6 million. Working capital at year end amounted to $49.9 million, including cash and short term investments of $29.1 million. For a more complete discussion of the results of operations, please refer to Management's Discussion and Analysis of Results of Operations and Financial Condition found on page 11 of this report.

Broadband Transmission Products
-------------------------------

            Fiber optic systems are based on the physical property of light which allows rapid transmission of light pulses in a coded digital format through a glass fiber about the diameter of a human hair. To accomplish this, a light source such as a laser or light-emitting diode is connected to the fiber. This light source converts an electronic input signal into a series of light pulses by blinking on and off millions of times per second. This stream of light pulses, or bits, is the combination of many lower rate bit streams formed using digital multiplexing techniques resulting in a very efficient, high-capacity communications transmission mode. At the other end of the fiber, detectors capture the light pulses and convert them back into their original electronic form.

            The advantages of fiber optic transmission systems over other transmission systems include greater information-carrying capacity, immunity from electrical interference, immunity from hostile environmental conditions such as temperature and moisture, significantly lower installation costs due to smaller size and lighter weight cable and associated electronics, and reduced maintenance costs. In addition, since the fiber optic systems used by the telephone companies are usually entirely digital, they are suitable for transmission of digitized voice, data, video, or a combination thereof.

            The Company sells its broadband transmission products ($36.6 million sales in fiscal 1995) primarily to Bell Operating Companies and major independent telephone companies either as complete systems or as stand-alone equipment installed by the Company, third party installers, or by the Company's customers. A complete system may include the fiber optic cable, which is not manufactured by the Company but is purchased from a number of suppliers.

            The most common application of the Company's broadband transmission products is for distribution of fiber optic service in local loop applications between the telephone company central office, or hubbing sites and customers' business premises. The Company believes that such local loop applications offer the most growth potential.

            Broadband transmission products currently manufactured by the Company can be grouped into three categories: fiber optic terminals, multiplexers and network monitoring and control systems. The Company's transmission products operate primarily at asynchronous transmission rates. More advanced competitive systems operate at synchronous transmission rates to be in compliance with Synchronous Optical Network (SONET) standards. The Company has recently introduced a SONET compliant transmission system and has ATM platforms in development.

            FIBER OPTIC TERMINALS: These systems typically consist of digital multiplexing and a fiber optic transmitter/receiver integrated into one functional unit. The multiplexer portion of the terminal unit combines digital inputs from multiple sources into one digital output. Multiplexers can be combined in order to achieve higher transmission rates. The basic function of the transmitter portion of a terminal is to convert electronic input into a series of light pulses for transmission over optical fiber. The receiver function of a terminal reconverts the light pulses received over the fiber into digital electronic signals. To meet the various needs of the public and private telephone networks, the Company offers products for transmitting at different capacities.

            The Company offers modular fiber optic terminals that enable the customer to upgrade its system by adding modules as increased capacity is required. The Company's terminals, depending on bit-rate and other design configurations, can accommodate transmission over distances of up to 60 kilometers. Prices for a typical system are dependent on configuration and accordingly can range from $5,000 to $30,000 per terminal.

            MULTIPLEXERS: The Company also offers a digital multiplexer with an output of 155 megabits per second which can serve as the electronic input to a fiber optic terminal or digital microwave radio. In addition to fiber optic terminals, these systems also connect into digital cross- connect systems.

            NETWORK MONITORING AND CONTROL SYSTEMS: The Company offers a modular computer-based system to identify failure of specific multiplexers or terminals in the network. It also detects and reports system signal degradation, allowing an operator to identify potential failures before they occur and to schedule preventative maintenance.

Network Access Products
-----------------------

            The Company's network access products ($46.9 million sales in fiscal 1995) are designed for the digital multiplexing of voice and data traffic up to T1 and E1 rates. The trend towards increased use of public network services for voice, data and video applications has created greater demand for customer premises access multiplexers. The Company's equipment enables integration of multiple slower-speed lines and services onto a single, high-speed, T1/E1 access facility, ultimately saving access line charges for end users. In addition, the Company provides a network management system which is designed to control its intelligent transmission products. Typical prices for network access equipment range from $5,000 to $15,000.

            DIGITAL MULTIPLEXER PRODUCTS: The Company's products use digital technology and provide over 40 different plug-in printed circuit cards to support a large variety of voice, data, and video applications. The products provide conversion of analog signals into digital information, combine them with additional digital data inputs and enable them to be processed and transmitted at high rates of speed over cable, microwave or fiber optic transmission systems. The Company provides a full range of products from cost effective channel banks to very sophisticated network access servers.

            NETWORK MANAGEMENT AND CONTROL SYSTEM:    The Company offers a
software-based management and control system, which is designed to control the Route-24 network access multiplexer. This system remotely manages voice and data mix, bandwidth allocation, and selective access to special services offered by T1 carriers. In addition, it can be used to modify the network as user requirements change.

Bandwith Optimization Products
------------------------------

            The Company's bandwith optimization products ($5.5 million sales in fiscal 1995) interconnect geographically remote local area networks (LANs) through wide area networks (WANs), with an emphasis on optimizing the utilization of WAN links. In LAN/WAN applications, WAN links have the lowest throughput, the highest expense, the lowest reliability, and the least security. The Bandwith Optimization Business Unit products significantly increase throughput via data compression; reduce expense by enabling usage of lower-speed links; and offer features for improved redundancy, fault tolerance, security and privacy. Typical units are in the $3,000 to $9,000 price range.

Marketing and Customers
-----------------------

            Telco Systems is engaged in a single business segment constituting the development, manufacturing, marketing and service of electronic equipment for the telecommunications industry. Primary users of the Company's products are the Regional Bell Operating Companies (RBOCs), independent telephone companies, interexchange carriers, value added resellers and private network end users.

            The Company's broadband transmission products and network access products are generally sold to specialized common carriers and telephone operating companies on an off-the-shelf basis. Typically, the products have been evaluated by such customers and approved for purchase in advance. Both network access and broadband products are manufactured by the Company based on forecasted usage. Sales to the RBOCs accounted for 29% of sales in fiscal 1995, 37% of sales in fiscal 1994 and 38% of sales in fiscal 1993. RBOC sales include sales to NYNEX of 17% in fiscal 1995, 21% in fiscal 1994 and 12% in fiscal 1993. NYNEX has become a significant customer of the Broadband Transmission Products Business Unit. A material curtailment in the NYNEX order rate, if not offset by sales to other customers, would result in insufficient gross margin to cover the current level of operating costs and would adversely impact total company results. Other significant customers are Sprint which
represented 18% of sales in fiscal 1995 and 14% of sales in fiscal 1994.   No
other customer accounted for more than 10% of sales in any of the three years.

            The Company markets its products primarily through its own sales force, as well as interexchange carriers and distributors. Installation is primarily performed by third party providers. The Company has technical support and applications engineering personnel and offers training of customer personnel.

Orders and Backlog
------------------

            In fiscal 1995, the Company received orders totaling $87.3 million. Of this amount, $35.5 million was for broadband transmission products, $46.1 was for network access products, and $5.7 million was for bandwith optimization products. Firm backlog shippable within a twelve-month period was approximately $5.5 million at the end of fiscal 1995, compared to approximately $7.3 million at the end of fiscal 1994. Broadband transmission products comprised 7% of the backlog for fiscal year 1995 and 23% for fiscal 1994. Network access products represented 85% of backlog in 1995 and 73% of backlog in 1994. The Company's order trend is characterized by short customer-scheduled delivery cycles. Accordingly, a substantial portion of sales in each fiscal quarter are derived from orders booked in the quarter. In the Company's experience, its backlog at a given time is not necessarily indicative of prospective sales volume. In addition to the short delivery cycles, customers may revise scheduled delivery dates or revise product configuration.

Competition
-----------

            The Company competes in its markets based upon price/performance advantages offered by a number of its products, certain product features, and its ability to meet customer delivery requirements on a timely basis. Most of the Company's competitors have greater financial, technological and personnel resources than the Company. The Company's competitors in the fiber optic communications systems market are predominantly large, full-line, integrated manufacturers of telecommunications equipment, such as AT&T, Fujitsu, Northern Telecom Limited, Alcatel, NEC and ADC. Many of these competitors have introduced newer SONET transmission products which the telephone operating companies are deploying in public networks. The availability of such SONET products by competitors provides a distinct product advantage for them in certain customer applications. The Company's principal competitors with respect to the network access product area include Newbridge Networks, Tellabs and Coastcomm. Primary competitors for bandwith optimization products are Fastcom and Symplex.

Research and Development
------------------------

            In the broadband transmission product area, the Company is concentrating its research and development efforts on new products for use in the local loop distribution portion of the telephone network. Development efforts are continuing at a high level for a family of SONET-compatible products employing ATM (Asynchronous Transfer Mode) technology. In the network access product area, development programs continue for enhancements of the Company's Route-24 intelligent access multiplexer and advanced network management systems as well as new products such as the Access30 CSU/DSU and Access60 Integrated Access Device. Development programs in the internetworking area concentrate on enhancements to the bridge/router and data compression product lines. Programs for new products are based on market analysis and estimates of customer demand which are subject to continuing change.
Therefore, there can be no assurance that sales of such products will meet current expectations.

            Spending on research and development activities of $18.2 million represented 20% of sales in fiscal 1995. This compares with $16.0 million in fiscal 1994 and $15.6 million in fiscal 1993 which represented 16% and 19% of sales in each year, respectively. The Company's overall spending for research and development is expected to remain at a high level in fiscal 1996 to meet schedules for SONET products, new network access products and enhancements to internetworking products.

            From time to time the Company has employed consultants to perform research and development functions. The Company plans to continue this practice as a means of augmenting its internal research and development capabilities.

Employees
---------

            As of August 27, 1995, the Company had 436 employees, of whom 122 were in sales, sales support and marketing, 94 in product development, 169 in manufacturing and 51 in administration. The Company believes its success in achieving its business objectives is largely dependent upon its ability to attract and retain qualified engineering and marketing personnel and other industry specialists. Such personnel are generally in short supply, and competition to recruit and retain them is intense. The Company considers its employee relations to be excellent and is not a party to any collective bargaining agreement.

Manufacturing
-------------

            The Company's manufacturing process primarily involves the assembly of electronic components onto custom-designed printed circuit boards, incorporating these boards into larger system packages, and testing the finished products to assure their proper functioning in accordance with customers' specifications. Most components used in the process are standard electrical, electronic and mechanical parts available from many suppliers. The Company does, however, currently depend on various single sources to supply certain custom-designed components used in its products. To balance single source dependence, the Company will maintain higher inventory levels or seek to qualify secondary sources where appropriate.

            Approximately 85% of the Company's network access equipment is manufactured by a subcontractor at facilities in Malaysia and Singapore. Inspection, final test and system assembly is performed at the Company's Fremont, California facility. Approximately 20% of the Company's broadband transmission products are manufactured by a subcontractor in Singapore. Inspection, final test and system assembly is performed at the Company's Norwood, Massachusetts facility. The Company presently maintains a favorable relationship with these vendors and does not presently anticipate any difficulties that would prevent timely procurement of scheduled product. As a backup to these principal sub-contractors, the Company maintains an in-house ability to manufacture these products.

            Although the Company has not experienced significant difficulty in obtaining desired quantities from any of its single sources or other vendors, business could be adversely affected if components used in its products were not available on a timely basis.

Regulatory and Legislative Matters
----------------------------------

            Regulations of the Federal Communications Commission affect various products of the Company. Certain regulations require that products which reside on a customer's premises and interconnect the public switched network meet certain standards to prevent harm to the network. Other regulations limit the levels of electromagnetic radiation which may emanate from an electronic device located on a customer's premise. The Company currently complies with these regulations and sees no problem in complying with these regulations in the future. Changes in existing laws and regulations which govern the telecommunication industry could affect the business of the Company.

Patents
-------

            The Company currently holds several patents and has patent applications pending approval. Management believes, however, that timely implementation of technological advances, responsiveness to market requirements, depth of technical expertise and a high level of customer service and support are more important to its success than patent rights.

Corporate Officers of Registrant
--------------------------------

            Following is a list of the Company's corporate officers, including persons who may be deemed executive officers of the Company within the meaning of item 401 (b) of Regulation S-K under the Securities Exchange Act of 1934.
(indicated with an asterisk (*))
            Name                                 Age              Position
            ----                                 ---              --------
            *John A. Ruggiero                     59              Chief Executive Officer

            *William B. Smith, Ph.D.              51              President and Chief Operating Officer

            Robert J. Bauer                       54              Vice President, International Business Development

            *Daniel A. DiPietro                   57              Vice President, Corporate Controller

            Kenneth J. Hamer Hodges               50              Vice President, Chief Technical Officer

            Richard  J. Nardone                   47              Vice President, Human Resources

            *Surya R. Panditi                     36              Vice President, General Manager
                                                                  Access Products Group

            *Anand Parikh                         36              Vice President, Market Development and
                                                                  Business Planning

            *Bill  Waters                         43              Vice President, North American Sales


            Mr. Ruggiero has been Chief Executive Officer since 1994. Prior to that he was Chief Operating Officer since 1993 and Executive Vice President, Chief Financial Officer and Secretary since 1986.

            Dr. Smith joined the Company as President and Chief Operating Officer in 1995. Prior to that he was Senior Vice President of US West, Inc. and President of US West Advanced Technologies since 1991. Prior to that, he was Executive Director of AT&T Bell Laboratories since 1986.

            Mr. DiPietro joined the Company in 1992 as Vice President and Corporate Controller. Prior to that he held various financial management and control positions at Bank of Boston (a multinational financial institution) from 1990 to 1991, and at Computervision Corporation (a manufacturer of hardware/software products and computer systems) including Corporate Controller, Vice President-Accounting and Director-Management Reporting.

            Mr. Panditi has been Vice President, General Manager of the Access Products Group since 1995 and Vice President, General Manager of the Bandwith Optimization Business Unit (formerly the Magnalink Communications Division) since 1994. Prior to that Mr. Panditi held various marketing, sales and management positions with UB Networks (formerly Ungerman-Bass, Inc.) a manufacturer of network equipment and software, for nine years, most recently as General Manager of the Access/One Business Unit.




            Mr. Parikh joined the Company as Vice President of Market Development and Business Planning in 1995. Prior to that he was with Lightstream Corporation in Billerica, Massachusetts as Vice President, Strategic Business Development since 1994 and Vice President, Marketing since 1993. Prior to that, he was General Manager of the Broadband Networks Business Unit of UB Networks (formerly Ungerman Bass)

Vice President, Strategic Business Development since 1994 and Vice President, Marketing since 1993. Prior to that, he was General Manager of the Broadband Networks Business Unit of UB Networks (formerly Ungermena Bass) a manufacturer of network equipment and software, since 1991. Prior to that, he held various senior management positions at Digital Equipment Corp. for nine years.

            Mr. Waters has been Vice President of North American Sales since 1995 and was Vice President, Network Access Division Sales since 1993. Prior to that, he was Vice President, Western Area Sales for Racal Datacom (a manufacturer of data communications equipment) for four years.

Item 2.     Properties
            ----------

            The Company's corporate offices are located in Norwood, Massachusetts in combination with the manufacturing, sales and engineering facilities of the Broadband Transmission Business Unit and the Bandwith Optimization Business Unit.

            The Company has facilities at two locations. The Company leases a 216,000 square foot manufacturing, research and administration facility in Norwood, Massachusetts, that is owned by a limited partnership in which the Company has a 50% partnership interest. The lease commenced on December 16, 1985, for an original term of 13 years with an option to extend the term for three successive periods of five years each. Effective January 1, 1994, the lease was modified through a lease amendment which extended the lease term to January 31, 2004, and deleted the lease extension provisions. Approximately 60% of this facility is utilized by the Company. Excess costs associated with idle portions of the facility have been included in the restructuring charge recorded by the Company in fiscal 1993. On November 11, 1994, the Network Access Business Unit entered into a tentative agreement for the lease of an 85,000 square foot manufacturing, research and administration facility in Fremont, California. The expected occupancy of the new facility will occur in November 1995. The Network Access Business Unit currently leases a 62,000 square foot manufacturing, research and administration facility in Fremont, California. This lease has been extended by the landlord until the aforementioned new facility is available for occupancy.

            The Company leases additional facilities, primarily for sales and sales support in California, Georgia, Kansas, Texas, Hong Kong and Belgium under one to five-year leases, each facility being between 1,000 and 5,000 square feet. The Company believes that its present facilities are adequate for its current level of operations.

            The Company owns substantially all of its equipment.

Item 3.     Legal Proceedings
            -----------------

            There are no material legal proceedings to which the Company is a party or of which any of its properties is the subject.

Item 4.     Submission of Matters to a Vote of Securities Holders
            -----------------------------------------------------

            No matters were submitted to a vote of security holders of the Company through solicitation of proxies or otherwise, during the fourth quarter of fiscal 1995.

                                    PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder
            -----------------------------------------------------------------
            Matters
            -------



Telco Systems' common stock is traded on the NASDAQ National Market under the symbol "TELC."  The quarterly price ranges for the Company's common stock are as follows:
                                                                                     Fiscal Year
                                                                                    -------------

                                                                        1994                             1995
                                                                        ----                             ----
                                                               High              Low             High              Low
                                                            ----------------------------------------------------------
First Quarter   . . . . . . . . . . . . . . . .                  18           11 5/8           10 3/4                8
Second Quarter  . . . . . . . . . . . . . . . .              17 3/4           12 1/2           10 3/4            7 7/8
Third Quarter   . . . . . . . . . . . . . . . .              13 5/8            9 5/8           15 3/8                9
Fourth Quarter  . . . . . . . . . . . . . . . .                  14            9 5/8           15 1/4           10 1/8

       The Company has never declared or paid any dividends on its common stock and does not plan to pay cash dividends in the foreseeable future.

        At August 27, 1995, the number of holders of the Company's common stock was 535. The Company believes that many of its shares are held by individual participants in security listing positions or "street names" and estimates there are an additional 7,300 beneficial holders as of August 27, 1995.

Item 6.   Selected Financial Data
          -----------------------

Five years ended August 27, 1995

                                                     1995           1994           1993            1992            1991
                                                                        (Dollars in thousands except per share amounts)

Summary of Operations

   Backlog   . . . . . . . . . . . . . .        $  5,527      $   7,251       $   6,714      $   3,146       $   8,562
   Sales . . . . . . . . . . . . . . . .          89,070        100,470          83,222         96,661         102,725
   Net income (loss)*  . . . . . . . . .             628          4,770         (16,285)         5,909          10,120
   Earnings (loss) per share . . . . . .        $    .06      $     .48       $   (1.75)     $     .62        $   1.08
   Average shares and
   equivalents (thousands) . . . . . . . .         10,345          9,858           9,300          9,567           9,406
   Year-end employment . . . . . . . . . .            436            443             442            478             442

Balance Sheet

   Working capital . . . . . . . . . . . .       $ 49,915      $  43,210       $  36,989      $  52,318       $  48,750
   Total assets  . . . . . . . . . . . . .         82,439         82,202          80,551         88,932          83,200
   Long-term liabilities . . . . . . . . .          3,490          4,443           7,852          5,615           7,295
   Total shareholders' equity  . . . . . .       $ 67,405      $  61,548       $  54,872      $  70,695       $  61,419

* 1995 Net income includes $420 of restructuring credits;.1993 net loss includes $13,605 of restructuring costs. The Company has never declared or paid any dividends on its common stock.


Item 7.     Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
            Results of Operations
            ---------------------

FISCAL 1995 COMPARED WITH FISCAL 1994

    Sales for fiscal 1995 decreased 11% to $89.1 million compared with $100.5 million in fiscal 1994. This decrease was principally related to a lower level of shipments of broadband transmission products and network access products and was partially offset by an increase in shipments of bandwidth optimization products.

    Sales of broadband transmission products amounted to $36.6 million in fiscal 1995, a decrease of 21% compared with fiscal 1994. The Company experienced a decline in demand for its principal FOX and 828 families of broadband transmission products as customers increased deployment of competitive synchronous optical network transmission (SONET) products. The Company's new SONET product is presently planned for initial customer shipments in calendar 1996. Sales to Regional Bell Operating Companies (RBOCs) represented 58% and 60% of broadband transmission product sales in fiscal 1995 and fiscal 1994, respectively. Approximately 80% of the Company's sales of these products continued to be for provision of high bandwidth fiber optic services in the feeder or distribution section of the public telephone network.

    Sales of network access products decreased 6% to $46.9 million compared
with $50.0 million in fiscal 1994.   A lower level of shipments of the
Company's DCB-24 and Route 24 access multiplexers resulted from increased competition in the low end of the access products market.

    Sales of bandwidth optimization products increased 41% to $5.5 million. The increase in sales resulted from increased customer acceptance for the Company's local and wide area network (LAN/WAN) optimizer products in both the domestic and international marketplaces.

    Total Company orders booked during fiscal 1995 amounted to $87.3 million which reflected a decrease of 14% compared with fiscal 1994. The backlog of unfilled orders was $5.5 million at year end compared with $7.3 million at the previous year end. The Company's order trend is characterized by short customer-scheduled delivery cycles. As a result, a substantial portion of sales in each fiscal quarter is derived from orders booked during the quarter. The Company's major customers include telephone operating companies and interexchange carriers. The RBOCs and major telephone companies accounted for 35% of sales in fiscal 1995 and 43% of sales in fiscal 1994. The major interexchange carriers represented 23% of total sales in fiscal 1995 and 19% of total sales in fiscal 1994.

    Net income for the year amounted to $.6 million or $.06 per share compared with $4.8 million or $.48 per share in fiscal 1994. Lower net income was principally related to lower sales levels and increased spending for research and development, offset in part by higher interest income.

    Gross profit in fiscal 1995 was $40.5 million or 45.5% of sales. In comparison, fiscal 1994 gross profit was $44.7 million or 44.5 % of sales.
Most significant to the lower gross profit amount was the reduced sales volume, somewhat offset by an improvement in gross margin percent principally due to favorable product mix.

    The Company continued heavy investment for next generation products with research and development expense of $18.2 million in fiscal 1995, an increase of 14% compared with fiscal 1994. Spending for research and development represented 20% of sales in fiscal 1995, compared with 16% in fiscal 1994. The Company expects research and development expense to remain at a high level in fiscal 1996 as spending continues for ATM/SONET products, feature additions to existing products and product modifications for international applications.

    Sales, marketing and administration expense was $22.9 million in fiscal 1995, approximately the same level as fiscal 1994. During fiscal 1995, existing resources were realigned to focus on strategic business initiatives and planning for opportunities in the international marketplace.



    The fiscal 1993 restructuring charge of $13.6 million associated with the reorganization of the Broadband Transmission Products Business Unit encompassed a reduction in employment, consolidation of facilities, and the write-down of certain assets (see Note 8 to Consolidated Financial Statements). At the end of fiscal 1995, the status of the excess facilities was unchanged from fiscal 1993. Costs relating to the vacated space of $1.1 million and $1.4 million were charged to the restructuring reserve in fiscal 1995 and fiscal 1994, respectively. Final disposition of certain assets previously written down resulted in a gain of $.4 million, which was reported as a restructuring credit in the fiscal 1995 results of operations.

    Amortization expense was $.8 million in both fiscal 1995 and 1994. Amortization expense relates to the acquisition of the fiber optic products area in 1983, certain channel bank products in 1984 and the acquisition of Magnalink Communications Corporation in 1992.

    Interest expense of $.2 million in fiscal 1994 related to the remaining balance of 11% convertible subordinated notes which were paid in full during the fourth quarter of fiscal 1994.

     Interest income was $1.6 million and $.8 million in fiscal 1995 and fiscal 1994, respectively. This increase resulted from higher interest rates earned on a higher level of cash equivalents and short-term investments.

    Income tax expense in fiscal 1995 was not provided due to the utilization of operating losses and tax credits not previously benefited. In fiscal 1994, income tax expense was $.7 million, which represented an effective rate of 12.7% .

    In March 1995, the Financial Accounting Standards Board issued FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which specifies rules for asset impairment determination. The Company will adopt FAS 121 in fiscal 1996 and believes that adoption will not have a significant effect on its financial statements.

FISCAL 1994 COMPARED WITH FISCAL 1993

    Sales for fiscal 1994 increased 21% to $100.5 million compared with $83.2 million in fiscal 1993. Sales of network access products increased 41% to $50.0 million compared with $35.4 million in fiscal 1993. This increase resulted from increased market demand for T1 network service and the effects of broader distribution channels. Sales of broadband transmission products increased 4% to $46.5 million as a result of increased sales of the Company's FOX and 828 transmission products. Sales of bandwidth optimization products of $3.9 million in fiscal 1994 reflected an increase of 32% compared with fiscal 1993. This increase resulted from new customers and sales channels for the Company's LAN/WAN Optimizer products.

    New orders booked in fiscal 1994 totaled $101.7 million, an increase of 16% compared with fiscal 1993. The backlog of unfilled orders at year-end amounted to $7.3 million compared with $6.7 million at the end of fiscal 1993. The Company's major customers include telephone operating companies and interexchange carriers. The RBOCs and major telephone companies accounted for 43% of sales in both fiscal 1994 and fiscal 1993. The major interexchange carriers represented 19% of total sales in fiscal 1994 and 13% of total sales in fiscal 1993.

    Net income for fiscal 1994 was $4.8 million or $.48 per share compared with a net loss of ($16.3 million) or ($1.75) per share in fiscal 1993. The return to profitability in fiscal 1994 was due principally to higher sales of network access products, an improved gross profit percent, and reduced operating expenses in the Broadband Transmission Products Business Unit due to restructuring actions taken in fiscal 1993.

    The gross profit percent in fiscal 1994 increased to 44.5% of sales compared with 41.0% in fiscal 1993. The improvement in the gross percentage in fiscal 1994 resulted from higher sales volumes, product cost reductions and, in the broadband transmission business, reduced manufacturing costs due to restructuring actions taken in fiscal 1993.

    Research and development expense was $16.0 million in fiscal 1994 and $15.6 million in fiscal 1993. Spending increased for the development of ATM/SONET multiplexers and other broadband transmission products and for intelligent network access multiplexers and bandwidth optimization products.

    Sales, marketing and administration expenses were $23.1 million in fiscal 1994 compared with $22.4 million in fiscal 1993 which represented an increase of 3%. Higher spending in fiscal 1994 included increased expenditures for product line management and expanded selling and marketing activities for new products.

    Amortization expense was $.8 million in both fiscal 1994 and fiscal 1993. Amortization expense relates to the acquisition of the broadband transmission products area in 1983, certain channel bank products in 1984 and the acquisition of Magnalink Communications Corporation in 1992.

    Interest expense was $.2 million in fiscal 1994, compared with $.6 million in fiscal 1993. Interest expense relates to primarily to $10.0 million of 11% convertible subordinated notes issued in January of 1985, which were paid in full during the third quarter of fiscal 1994.

    Interest income was $.8 million in fiscal 1994, compared with $.7 million in fiscal 1993. This increase resulted from higher interest rates earned on a higher level of cash equivalents and short-term investments.

    Income taxes in fiscal 1994 were provided at an effective tax rate of 12.7% for financial statement purposes, reflecting the utilization of operating losses and tax credits not previously benefited. A tax benefit of 10% was taken against the loss in fiscal 1993. This benefit was less than the 35.6% effective tax rate in the prior year due primarily to the deferral to future periods of tax benefits relating to the 1993 restructuring charge.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and short-term investments increased by $2.9 million in fiscal 1995, resulting in a year end total of $29.1 million. The increase of $2.9 million essentially reflects a net inflow of $5.2 million attributable to the proceeds and related tax benefits from employee stock plans and $5.0 million from lower accounts receivable, partially offset by higher inventories and lower accounts payable due to the reduced sales volume in the second half of the year.
    Working capital at August 27, 1995 was $49.9 million compared with $43.2 million at August 28, 1994. The current ratio increased to 5.3 at the end of fiscal 1995 versus 3.7 at the previous year end.
    The Company maintains a $10.0 million line of credit with the Bank of Boston which is available until September 30, 1996. Under the facility, borrowings may be made at the bank's prime rate plus one half percent. Although the Company had no borrowings against the line in fiscal 1995, approximately $1.1 million has been reserved to support various guarantees in effect at August 27, 1995.
    Management believes that cash and short-term investments of $29.1 million and funds provided by continuing operations will be adequate to satisfy operating cash requirements for the foreseeable future.
    The Company has never declared or paid cash dividends on its capital stock and does not anticipate a change to this practice in the foreseeable future.


Item 8.    Financial Statements and Supplementary Data
           -------------------------------------------
           Index to Consolidated Financial Statements and Financial Schedules                         Page
           ------------------------------------------------------------------                         ----
           Report of Ernst & Young LLP Independent Auditors                                            15

           Consolidated Statements of Operations                                                       16

           Consolidated Balance Sheets                                                                 17

           Consolidated Statements of Shareholders' Equity                                             18

           Consolidated Statements of Cash Flows                                                       19

           Notes to Consolidated Financial Statements                                                  20

           Supplementary Data (Unaudited)                                                              27

           Consolidated Financial Statement Schedules:                                                 28
                Schedule II-Valuation and Qualifying Accounts
                (All other schedules for which provision is made in
                Regulation S-X are not required or are inapplicable and
                therefore have been omitted.)

REPORT OF INDEPENDENT AUDITORS
To the Board of Directors and Shareholders of Telco Systems, Inc.

           We have audited the accompanying consolidated balance sheets of Telco Systems, Inc. as of August 27, 1995, and August 28, 1994 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended August 27, 1995. Our audits also included the financial statement schedule listed in the index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

           We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telco Systems, Inc. at August 27, 1995, and August 28, 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 27, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, present fairly, in all material respects the information set forth therein.


ERNST & YOUNG LLP


Boston, Massachusetts

October 12, 1995

CONSOLIDATED STATEMENTS OF OPERATIONS                                              Telco Systems, Inc.
Three years ended August 27, 1995                              1995              1994             1993
---------------------------------------------------------------------------------------------------------------------------
                                                                   (in thousands except per share amounts)
Sales

Broadband transmission products . . . . . . . . . .          $36,626          $46,549          $44,840
Network access products . . . . . . . . . . . . . .           46,946           50,025           35,425
Bandwidth optimization products . . . . . . . . . .            5,498            3,896            2,957
                                                             -------       ----------          -------
                                                              89,070          100,470           83,222
                                                              ------         --------           ------
Costs and expenses

Cost of products sold . . . . . . . . . . . . . . .           48,559           55,768           49,139
Research and development  . . . . . . . . . . . . .           18,207           15,955           15,551
Sales, marketing and administration . . . . . . . .           22,945           23,082           22,444
Restructuring costs (credit)  . . . . . . . . . . .            (420)               --           13,605
Amortization of intangible assets . . . . . . . . .              783              824              830
Interest expense  . . . . . . . . . . . . . . . . .               --              225              558
Interest income . . . . . . . . . . . . . . . . . .           (1,632)            (845)            (740)
                                                              -------         --------         --------
                                                              88,442           95,009          101,387
                                                              ------          -------         --------
Income (loss) before income taxes . . . . . . . . .              628           5,461           (18,165)
Income tax provision (benefit)  . . . . . . . . . .               --             691           ( 1,880)
                                                          ----------       ----------       -----------
Net income (loss) . . . . . . . . . . . . . . . . .        $     628          $ 4,770         $(16,285)
                                                           =========          =======         =========

Average shares and equivalents  . . . . . . . . . .           10,345            9,858            9,300

Net income (loss) per share . . . . . . . . . . . .           $  .06          $   .48         $  (1.75)

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS                                                        TELCO SYSTEMS, INC.
August 27, 1995 and August 28, 1994                                              1995             1994
------------------------------------------------------------------------------------------------------------------------
                                                                                (Dollars in thousands)

Assets
Current assets:
     Cash and equivalents . . . . . . . . . . . . . . . . . . . .            $ 18,208         $ 15,262
     Short-term investments . . . . . . . . . . . . . . . . . . .              10,895           10,946
     Accounts receivable, less allowance for
     doubtful accounts of $649 in 1995
     ($797 in 1994)   . . . . . . . . . . . . . . . . . . . . . .              10,047           15,064
     Refundable income taxes  . . . . . . . . . . . . . . . . . .               1,251             -- -
     Inventories, net . . . . . . . . . . . . . . . . . . . . . .              18,473           15,244
     Other current assets . . . . . . . . . . . . . . . . . . . .               2,585            2,905
                                                                              -------          -------
          Total current assets  . . . . . . . . . . . . . . . . .              61,459           59,421
                                                                              -------          -------

Plant and equipment, at cost  . . . . . . . . . . . . . . . . . .              41,720           39,861
     Less accumulated depreciation  . . . . . . . . . . . . . . .              31,114           27,745
                                                                              -------          -------
          Net plant and equipment . . . . . . . . . . . . . . . .              10,606           12,116
                                                                              -------          -------

Intangible and other assets, less accumulated
 amortization of $10,292 in 1995
($9,249 in 1994)  . . . . . . . . . . . . . . . . . . . . . . . .              10,374           10,665
                                                                              -------          -------
     Total assets . . . . . . . . . . . . . . . . . . . . . . . .            $ 82,439         $ 82,202
                                                                             ========         ========

Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable . . . . . . . . . . . . . . . . . . . . . .            $  3,952        $   5,519
     Payroll and related liabilities  . . . . . . . . . . . . . .               2,628            3,436
     Other accrued liabilities  . . . . . . . . . . . . . . . . .               4,964            7,256
                                                                              -------          -------
          Total current liabilities . . . . . . . . . . . . . . .              11,544           16,211
                                                                              -------          -------

Restructuring and other long-term liabilities . . . . . . . . . .               3,490            4,443

Shareholders' equity:
     Preferred stock, $.01 par value, 5,000,000
     shares authorized; no shares outstanding . . . . . . . . . .                  --              --
     Common stock, $.01 par value, 24,000,000
     shares authorized; shares outstanding:
       10,230,624 at August 27, 1995;
        9,649,051 at August 28, 1994  . . . . . . . . . . . . . .                 102               96
     Capital in excess of par value . . . . . . . . . . . . . . .              71,566           66,343
     Accumulated deficit  . . . . . . . . . . . . . . . . . . . .             (4,263)          (4,891)
                                                                             --------         --------
          Total shareholders' equity  . . . . . . . . . . . . . .              67,405           61,548
                                                                             --------         --------
     Total liabilities and shareholders'equity  . . . . . . . . .            $ 82,439         $ 82,202
                                                                             ========         ========





See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY            TELCO SYSTEMS, INC.

Three years ended August 27, 1995
----------------------------------------------------------------------------------------------------------------------
                                                                                                Retained
                                                        Common Stock            Capital in      earnings
                                                        ------------             excess of    (accumulated
                                                        Shares       Amount      par value      deficit)         Total
                                                        ------       ------     ----------    ------------       -----
                                                                       (Dollars in thousands)

Balance, August 30, 1992  . . . . . . . . .          9,236,571        $  92       $ 63,979       $ 6,624      $ 70,695
                                                     ---------        -----       --------       -------      --------


Net loss for year . . . . . . . . . . . . .                                                      (16,285)      (16,285)
Issuance of common stock:
  Employee stock purchase plan  . . . . . .             53,535            1            267                         268
  Exercise of stock options . . . . . . . .             55,554                         194                         194
                                                    ----------     --------        -------    ----------       -------
Balance, August 29, 1993  . . . . . . . . .          9,345,660           93         64,440        (9,661)       54,872
                                                     ---------       ------         ------       -------        ------


Net income for year . . . . . . . . . . . .                                                        4,770         4,770
Issuance of common stock:
  Employee stock purchase plan  . . . . . .             53,105                         389                         389
  Exercise of stock options . . . . . . . .            250,286            3          1,514                       1,517
                                                    ----------      -------          -----   -----------       -------
Balance, August 28, 1994  . . . . . . . . .          9,649,051           96         66,343        (4,891)       61,548
                                                     ---------       ------         ------     ---------       -------

Net income for year . . . . . . . . . . . .                                                          628           628
Issuance of common stock: . . . . . . . . .
  Employee stock purchase plan  . . . . . .             56,005            1            504                         505
  Exercise of stock options . . . . . . . .            525,568            5          4,719                       4,724
                                                  ------------       ------      ---------  ------------    ----------
Balance, August 27, 1995  . . . . . . . . .         10,230,624         $102       $ 71,566      $ (4,263)     $ 67,405
                                                    ==========         ====       ========     =========      ========





See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                   TELCO SYSTEMS, INC.

Three years ended August 27, 1995                                      1995          1994           1993
-------------------------------------------------------------------------------------------------------------------------
                                                                               (Dollars in thousands)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS

Cash Flows from Operating Activities
   Net income (loss)  . . . . . . . . . . . . . . . . . . .         $   628         $  4,770        $ (16,285)
   Depreciation and amortization  . . . . . . . . . . . . .           4,982            5,330            5,537
   Restructuring costs (credit) . . . . . . . . . . . . . .            (420)              --           13,605

Change in assets and liabilities
   Accounts receivable, net . . . . . . . . . . . . . . . .           5,017           (4,051)           2,356
   Refundable income taxes  . . . . . . . . . . . . . . . .          (1,251)           2,060           (2,060)
   Inventories, net . . . . . . . . . . . . . . . . . . . .          (3,229)           2,335           (3,039)
   Other current assets . . . . . . . . . . . . . . . . . .             320             (529)            (803)
   Other assets . . . . . . . . . . . . . . . . . . . . . .            (924)            (128)          (1,311)
   Accounts payable and other current liabilities . . . . .          (4,401)           2,271            1,824
   Restructuring liabilities  . . . . . . . . . . . . . . .            (469)          (3,176)            (784)
   Long-term liabilities  . . . . . . . . . . . . . . . . .            (330)            (120)            (552)
                                                                    -------         ---------        ---------
Net cash provided by (used in) operating activities   . . .             (77)           8,762           (1,512)
                                                                    -------         ---------        ---------

Cash Flows from Investing Activities
   Additions to plant and equipment, net  . . . . . . . . .          (2,257)          (2,248)          (7,832)
   Purchase of short-term investments . . . . . . . . . . .         (29,665)         (15,692)              --
   Maturities of short-term investments . . . . . . . . . .          29,716            4,746               --
                                                                    -------         --------         --------
   Net cash (used in) investing activities  . . . . . . . .          (2,206)         (13,194)          (7,832)
                                                                    --------        ---------        ---------

Cash Flows from Financing Activities
   Proceeds and related tax benefits from sale of common
     shares under employee stock plans  . . . . . . . . . .           5,229            1,906              462
   Payments on long-term debt   . . . . . . . . . . . . . .             --            (4,000)          (2,000)
                                                                    -------         --------         --------
   Net cash provided by (used in) financing activities  . .           5,229           (2,094)          (1,538)
                                                                    -------         --------         --------

Increase (decrease) in cash and equivalents . . . . . . . .           2,946           (6,526)         (10,882)
Cash and equivalents at beginning of year . . . . . . . . .          15,262           21,788           32,670
                                                                   --------         --------         --------
Cash and equivalents at end of year . . . . . . . . . . . .        $ 18,208         $ 15,262         $ 21,788
                                                                   ========         ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid During the Year
   Interest . . . . . . . . . . . . . . . . . . . . . . . .       $      --         $    299         $    550
   Income taxes . . . . . . . . . . . . . . . . . . . . . .         $ 1,235         $    544         $    647

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS              TELCO SYSTEMS, INC.

NOTE 1 SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION   The financial statements consolidate the accounts
of Telco Systems, Inc., and its subsidiaries (the Company). Intercompany accounts and transactions have been eliminated. The Company's fiscal year is the 52- or 53-week period ending on the last Sunday in August. Certain amounts reported in prior years have been reclassified to be consistent with the current year's presentation.

     The Company has 50% limited partnership interests in two real estate partnerships which are accounted for by the equity method of accounting. The aggregate net investment in these partnerships on the accompanying balance sheets is not material (See Note 7).

     In March 1995, the Financial Accounting Standards Board issued FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This rule specifies when assets should be reviewed for impairment, how to determine and measure impairment loss and what disclosures are required. The Company will adopt FAS 121 in fiscal 1996 and believes that adoption will not have a significant effect on its financial statements.

REVENUE RECOGNITION   Revenues from product sales are recognized at
time of shipment to customer.

PRODUCT WARRANTY   Expected future product warranty liability is provided
for when the product is sold.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS  In fiscal 1995, the
Company adopted FAS 115, "Accounting for Certain Investments in Debt and Equity Securities", which had no material impact on the Company's financial position or results of operations. In accordance with FAS 115, the Company classifies all of its marketable securities as available-for-sale securities. These securities are stated at their fair value. There are currently no unrealized holding gains and losses. The Company considers all highly liquid investments with maturity of 91 days or less to be cash equivalents. Those instruments with maturities greater than 91 days and less than twelve months are classified as short-term investments. Cash equivalents and short-term investments are carried at market, and consist of U.S. Government securities, bank certificates of deposit and corporate issues. All securities mature within twelve months.

INVENTORIES Inventories are stated at the lower of cost or market. The cost of products sold is based on standard costs, which approximate actual costs as determined by the first-in, first-out method.

     Inventories at fiscal year end were as follows:
                                                                                                 1995             1994
                                                                                              ------------------------
                                                                                                   (in thousands)
Raw material  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 $ 9,101          $ 6,656
Work-in-process . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   3,060            2,305
Finished goods  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   6,312            6,283
                                                                                              ------------------------
                                                                                              $18,473          $15,244
                                                                                              ========================

PLANT AND EQUIPMENT   Additions to plant and equipment are recorded at cost.
Depreciation is determined by using the straight-line method over the estimated useful lives of the assets -- three to eight years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful life or the lease term.

     Plant and equipment, at cost, at fiscal year end were as follows:
                                                                                                 1995             1994
                                                                                              ------------------------
                                                                                                   (in thousands)
Machinery and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $30,154          $28,743
Furniture and leasehold improvements  . . . . . . . . . . . . . . . . . . . . .                11,566           11,118
                                                                                              ------------------------
                                                                                              $41,720          $39,861
                                                                                              ========================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                TELCO SYSTEMS, INC.
NOTE 1  (continued)
INTANGIBLE AND OTHER ASSETS   Intangible assets arising in connection with
business acquisitions were $8,922,000 and $9,749,000 at August 27, 1995 and August 28, 1994, respectively. They are amortized over lives ranging from seven to twenty-five years using the straight-line method, with an average remaining life of 11.8 years. Software development costs are capitalized after
a product's technological feasibility has been established.   At August 27,
1995 and August 28, 1994, intangible and other assets included $279,000 and
$547,000, respectively, of software development costs.   Amortization of
software development costs is provided using the straight-line method over an estimated economic life of three years. During the three fiscal years ended 1995, related amortization expense charged to cost of goods sold was $273,000, $44,000, and $115,000, respectively.

CONCENTRATIONS OF CREDIT RISK   Financial instruments which potentially subject
the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. The Company's temporary cash investments, which are principally limited to U.S. Government securities and bank certificates of deposit, are subject to minimal risk. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited.

EARNINGS (LOSS) PER SHARE   Earnings (loss) per share is based on the weighted
average number of common shares outstanding and common stock equivalents, if dilutive. Fully diluted earnings per share did not differ significantly from primary earnings per share in any year.

NOTE 2  DESCRIPTION OF BUSINESS
     The Company is engaged in a single business segment constituting the development, manufacturing, and marketing of broadband transmission products, network access products, and bandwidth optimization products for the telecommunications industry. Regional Bell Operating Companies (RBOC), independent telephone companies, and interexchange carriers are the primary users of the Company's products. Sales to the RBOCs accounted for 29% of sales in fiscal 1995, 37% of sales in fiscal 1994, and 38% of sales in fiscal 1993. RBOC sales include sales to NYNEX of 17% in fiscal 1995, 21% in fiscal 1994 and 12% in fiscal 1993. Sprint represented 18% of sales in fiscal 1995 and 14% of sales in fiscal 1994.

NOTE 3  INCOME TAXES

     The components of the provision (benefit) for income taxes were as follows:
                                                                                      Fiscal Year

                                                                                1995             1994             1993
                                                                     -------------------------------------------------
Federal                                                                               (in thousands)

     Current  . . . . . . . . . . . . . . . . . . . . . . . . .               $(821)           $1,321         $(1,280)
     Deferred . . . . . . . . . . . . . . . . . . . . . . . . .                 821              (730)           (690)

State
     Current  . . . . . . . . . . . . . . . . . . . . . . . . .                  --               100              90
                                                                    --------------------------------------------------
                                                                              $  --            $  691         $(1,880)
                                                                    ==================================================

     Effective August 30, 1993, the Company adopted FAS 109 "Accounting for Income Taxes." Prior years' financial statements have not been restated, accordingly, the amounts shown for 1993 reflect income tax accounting under FAS
96. The cumulative effect of adoption was not material to the Company's financial position or results of operations.
     At August 27, 1995, and August 28, 1994, the Company had a net deferred tax asset of $1,105,000 and $1,926,000, respectively. FAS 109 requires that a valuation reserve be established up if it is "more likely than not" that realization of the tax benefits will not occur. The valuation allowance was $6,709,000 at August 27, 1995. The net change in the valuation allowance for deferred tax assets was a decrease of $162,000 in fiscal 1995, and a decrease of $114,000 in fiscal 1994, related to the use of previously unbenefited losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS               TELCO SYSTEMS, INC.

     For financial reporting and income tax purposes, the Company had unused research and development tax credit carryovers of $2.7 million at August 27, 1995, which expire from fiscal years 1998 through 2010.
     The provision (benefit) for income taxes differs from the amount computed using the statutory rate as follows:

                                                                                       Fiscal Year
                                                                                       -----------
                                                                                1995             1994             1993
                                                                              ----------------------------------------
                                                                                            (in thousands)

Federal income taxes at statutory rate  . . . . . . . . . . . . . . . .        $ 214           $1,857          $(6,441)
Previously unbenefited deferred items   . . . . . . . . . . . . . . . .         (566)              --               --
Amortization of goodwill  . . . . . . . . . . . . . . . . . . . . . . .          267              280              289
Tax credits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --             (810)            (493)
Loss benefited at lower alternative minimum tax rate  . . . . . . . . .           --               --            1,114
Benefit of loss carryforward  . . . . . . . . . . . . . . . . . . . . .           --             (730)              --
State income taxes, net of federal tax benefits . . . . . . . . . . . .           --               66               60
Loss producing no current tax benefit . . . . . . . . . . . . . . . . .           --               --            3,179
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           85               28              412
                                                                               -----           ------          -------
Income tax provision (benefit)  . . . . . . . . . . . . . . . . . . . .        $  --           $  691          $(1,880)
                                                                               =====           ======          =======


     The components of deferred tax assets and liabilities at fiscal year end are as follows:
                                                                                                 1995             1994
                                                                                          ----------------------------
                                                                                                    (in thousands)

Deferred tax assets
Restructuring costs . . . . . . . . . . . . . . . . . . . . . . . . . .                       $ 2,403         $  3,991
Inventory and other reserves  . . . . . . . . . . . . . . . . . . . . .                         3,675            3,600
Federal tax credit carryforward . . . . . . . . . . . . . . . . . . . .                         2,700            2,250
Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                           304              425
                                                                                          ----------------------------
                                                                                                9,082           10,266
Valuation allowance   . . . . . . . . . . . . . . . . . . . . . . . . .                        (6,709)          (6,871)
                                                                                          ----------------------------
Total deferred tax assets . . . . . . . . . . . . . . . . . . . . . . .                         2,373            3,395
                                                                                          ----------------------------

Deferred tax liabilities
Accelerated tax deduction   . . . . . . . . . . . . . . . . . . . . . .                         1,110            1,016
Depreciation and Amortization . . . . . . . . . . . . . . . . . . . . .                           198              470
Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                           (40)             (17)
                                                                                           ---------------------------
Total deferred tax liabilities  . . . . . . . . . . . . . . . . . . . .                         1,268            1,469
                                                                                             -------------------------
Net deferred tax assets . . . . . . . . . . . . . . . . . . . . . . . .                       $ 1,105         $  1,926
                                                                                              ========================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS               TELCO SYSTEMS, INC,

     The following is a summary of the components of deferred tax under FAS 96 applicable to fiscal 1993:


                                                                                                        Fiscal Year
                                                                                                           1993
                                                                                                    ------------------
                                                                                                        (in thousands)

Restructuring costs   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                           $(1,217)
Depreciation and amortization   . . . . . . . . . . . . . . . . . . . . . . . . .                               200
Doubtful accounts   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                               152
Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                               175
                                                                                                            -------
                                                                                                            $  (690)
                                                                                                            =======


NOTE 4 ACCRUED LIABILITIES

     Accrued liabilities at fiscal year end were as follows:
                                                                                                 1995             1994
                                                                                             -------------------------
                                                                                                    (in thousands)

Warranty and rework   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $   772          $   930
Restructuring costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,295            1,562
All other accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .               2,897            4,764
                                                                                             -------------------------
                                                                                              $ 4,964          $ 7,256
                                                                                             =========================

NOTE 5  LINE OF CREDIT
     The Company has a $10 million line of credit with the Bank of Boston. Under the facility, which expires September 30, 1996, borrowings may be made at the bank's prime rate plus one half of one percent. During fiscal 1995 and fiscal 1994, the Company had no borrowing under the line of credit and had no other short-term bank debt outstanding. Portions of the line have been reserved to support various guarantees including the loan discussed in Note 7, leaving unreserved credit of $8.9 million available at August 27, 1995.

NOTE 6  LONG-TERM LIABILITIES
     During fiscal 1994, the Company repaid $4.0 million of 11% convertible subordinated notes which included a $2.0 million prepayment to fully extinguish the debt. There was no prepayment premium due for payments made during the final year of the notes.
     At August 27, 1995, and August 28, 1994, restructuring and other long-term liabilities include $2.9 million and $3.5 million, respectively, of restructuring costs discussed in Note 8. Amounts relating to real estate partnership matters were $.6 million and $.9 million at August 27, 1995, and August 28, 1994, respectively.

NOTE 7  LEASE COMMITMENTS
     The Company leases a 216,000 square-foot manufacturing, research and administration facility in Norwood, Massachusetts, from a limited partnership in which the Company has a 50% interest. Neither the Company nor the other partners have made or anticipate making any substantial capital contributions or advances to the partnership. Under the partnership agreement, the Company, in addition to its 50% interest, is entitled to a priority payment (which would proportionately increase with an increase in the property value) out of the proceeds of any sale or future refinancing of the property.


NOTE 7 (continued)
     The lease with the partnership commenced on December 16, 1985, for a term of 13 years with an option to extend the term for three successive periods of five years each. Effective January 1, 1994, the original lease was modified through a lease amendment which extended the lease term to January 31, 2004, and deleted the lease extension provisions. Commencing on January 1, 1994, the gross rent payable is $1.5 million annually through January 31,1999. For the remainder of the lease term ending January 31, 2004, gross rent payable is $1.7 million annually. In the pre-amended lease, the gross rent payable was $2.5 million annually.

     The Company has issued a $900,000 guarantee on a bank loan to a second limited partnership. This partnership has granted a 100% security interest and collateral assignment to the Company in a parcel of undeveloped land owned by the partnership. The land, comprised of approximately 7.5 acres, is adjacent to the Company's leased facility in Norwood, Massachusetts. The Company believes the value of the land is adequate to satisfy any obligation under the guarantee.
     The Company leases other facilities and certain equipment under noncancelable operating leases expiring at various dates through 2005. The Company is required to pay property taxes, insurance and normal maintenance costs. Certain of the lease agreements provide for five-year renewal options, and future lease payments could increase based on the Consumer Price Index.

     Minimum annual lease commitments under non-cancelable operating leases for facilities and equipment as of August 27, 1995 are set forth in the following table. Amounts relating to excess facilities included herein have been accrued as discussed in Note 8:

Fiscal Year                                                                                  Net Lease Payments
---------------------------------------------------------------------------------------------------------------
                                                                                                 (in thousands)
1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 2,531
1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 2,542
1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 2,507
1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 2,625
2000  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 2,715
Beyond  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                11,666
                                                                                                       --------
                                                                                                       $ 24,586
                                                                                                       ========


     Rent expense under operating leases was $2.4 million in fiscal 1995, $3.0 million in fiscal 1994, and $3.1 million in fiscal 1993.

NOTE 8  RESTRUCTURING COSTS
     In the fourth quarter of fiscal 1993, the Company restructured its broadband transmission products business unit due to lower sales of certain products and to increase focus on its SONET (synchronous) product program.
Activities were restructured, divisional employment was reduced by approximately 25%, and facilities were consolidated.

Restructuring charges totalling $13.6 million were recognized in fiscal 1993 as follows:
                                                                                                        (in thousands)
Excess facilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      $ 6,543
Write-down of assets to net realizable value  . . . . . . . . . . . . . . . . . . . . . .                        5,477
Employee severance costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        1,144
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                          441
                                                                                                               -------
                                                                                                               $13,605
                                                                                                               =======

NOTES TO CONSOLIDATED FINANCIAL STATEM                      TELCO SYSTEMS, INC.

     The reserve for excess facilities costs was established for future cash expenditures relating to unoccupied space. These costs include primarily lease payments, utilities, maintenance, security and other related expenses, net of anticipated rental income to be derived from the vacant space for the remaining lease term. In fiscal 1995 and 1994, actual expenses relating to the excess facilities were $1.1 million and $1.4 million, respectively. These amounts have been reduced by $.2 million of sublet income in both years. Disposition of all other restructuring costs reserved in fiscal 1993 has been completed, consistent with original estimates, except the reevaluation of inventory previously written down resulted in a restructuring credit of $.4 million which was included in the fiscal 1995 results of operations. As of August 27, 1995, the remaining restructuring reserve of $4.2 million was for excess facility costs.

NOTE 9  EMPLOYEE BENEFIT PLANS
     Under the Company's 1980 Stock Option Plan, the 1988 Non-Qualified Stock
Option Plan, and the 1990 Stock Option Plan (the Plans), officers, directors, and key employees have been granted options to purchase shares of the Company's common stock at a price equal to the market value at the date of grant.
Options normally become exercisable ratably over a 48 month period, commencing six months from the date of grant, and expire after ten years. At August 27, 1995, 1,139,051 shares of common stock were reserved for issuance under the Plans. A summary of the activity in the stock option plans for fiscal 1995, 1994, and 1993 is presented as follows:

                                                          Available              Options Outstanding      Option Price
                                                                                 --------------------
Stock Option Plans                                      For Options       Non-qualified     Incentive       Per Share
                                                        -----------       -------------     ---------       ----------
Balance at August 30, 1992  . . . . . . . . .           188,608           1,050,293         1,000      $ 1.30 - $17.125
                                                    -------------------------------------------------------------------
Grants  . . . . . . . . . . . . . . . . . . .          (177,250)            177,250            --      $6.125 - $  9.00
Authorized under 1990 plan  . . . . . . . . .           500,000                  --            --
Exercised . . . . . . . . . . . . . . . . . .                --             (54,554)       (1,000)     $ 1.30 - $  7.75
Canceled  . . . . . . . . . . . . . . . . . .            57,431             (57,431)           --      $3.375 - $14.375
Expired . . . . . . . . . . . . . . . . . . .           (17,775)                 --            --
                                                    -------------------------------------------------------------------
Balance at August 29, 1993  . . . . . . . . .           551,014           1,115,558            --      $2.125 - $17.125
                                                    -------------------------------------------------------------------
Grants  . . . . . . . . . . . . . . . . . . .          (527,500)            527,500            --      $8.375 - $ 14.50
Exercised . . . . . . . . . . . . . . . . . .                --            (250,286)           --      $2.125 - $ 11.25
Canceled  . . . . . . . . . . . . . . . . . .           143,922            (143,922)           --      $3.375 - $17.125
Expired . . . . . . . . . . . . . . . . . . .              (500)                 --            --
                                                    -------------------------------------------------------------------
Balance at August 28, 1994  . . . . . . . . .           166,936           1,248,850            --      $2.125 - $15.875
                                                    -------------------------------------------------------------------
Grants  . . . . . . . . . . . . . . . . . . .          (395,456)            395,456            --      $9.875 - $16.750
Authorized under 1990 plan  . . . . . . . . .           250,000                  --            --
Exercised . . . . . . . . . . . . . . . . . .                --            (525,568)           --      $2.125 - $ 15.50
Canceled  . . . . . . . . . . . . . . . . . .           159,439            (159,439)           --      $3.375 - $16.250
Expired . . . . . . . . . . . . . . . . . . .            (1,167)                 --            --
                                                    -------------------------------------------------------------------
Balance at August 27, 1995  . . . . . . . . .           179,752             959,299            --      $ 2.25 - $ 16.75
                                                    ===================================================================

     At August 27, 1995, August 28, 1994, and August 29, 1993, there were 413,495 shares, 729,480 shares, and 657,354 shares exercisable, respectively.





NOTE 9 (continued)
     Under the Company's 1983 Employee Stock Purchase Plan, eligible employees may purchase shares of common stock through payroll deductions (up to a maximum of 10% of their salary) at a price equal to 85% of the lower of the stock's fair market value at the beginning or at the end of each six month offering period. There were 54,747 shares issuable under the Plan for fiscal 1995 of which 28,838 were outstanding at August 27, 1995. For fiscal 1994 and 1993, 53,105 and 53,535 shares, respectively, were issued under the Plan. At August 27, 1995, 158,504 shares of common stock were reserved for issuance under the Plan.
     Under the Company's Savings Plan, a defined contribution savings plan under the provisions of Internal Revenue Code Section 401(k), the Company contributes up to 3% of base pay to a fund which is held by a trustee. All employees are eligible to participate in the plan and are entitled, upon termination or retirement, to receive their vested portion of the savings fund assets. The unvested portion remains in the Plan and is used to reduce future Plan expense. Total Plan expense was $525,000 in fiscal 1995, $503,000 in fiscal 1994, and $490,000 in fiscal 1993.

                               SUPPLEMENTARY DATA

QUARTERLY INFORMATION
     TELCO SYSTEMS, INC.
     Quarterly financial information (unaudited) is as follows:
                                                         First           Second          Third           Fourth
                                                        Quarter          Quarter        Quarter          Quarter
                                                        -------          -------        -------          -------
1995                                                         (Dollars in thousands except per share amounts)

Sales   . . . . . . . . . . . . . . . . . . . .         $26,217         $22,877         $20,656         $19,320
Gross profit  . . . . . . . . . . . . . . . . .         $11,835         $10,812         $ 9,596         $ 8,268
Net income (loss) . . . . . . . . . . . . . . .         $ 1,544         $ 1,255         $  (940)      * $(1,231)
Net income (loss) per share . . . . . . . . . .         $   .15         $   .12         $  (.09)        $  (.12)

1994
Sales   . . . . . . . . . . . . . . . . . . . .         $22,219         $24,245         $26,040         $27,966
Gross profit  . . . . . . . . . . . . . . . . .         $ 9,267         $10,697         $11,840         $12,898
Net income  . . . . . . . . . . . . . . . . . .         $   266         $   820         $ 1,600         $ 2,084
Net income per share  . . . . . . . . . . . . .         $   .03         $   .08         $   .16         $   .21

* Fourth quarter 1995 net loss includes $420 restructuring credit

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)

                                                                        Three Years Ended August 27, 1995
                                                                        ---------------------------------
                                                                      1995             1994             1993
                                                                      ----             ----             ----
Allowance for Doubtful Accounts:
   Balance at beginning of period   . . . . . . . . . .              $ 797           $ 806            $1,539
   Charges to costs and expenses  . . . . . . . . . . .                 63             220                51
   Deductions   . . . . . . . . . . . . . . . . . . . .               (211)           (229)             (784)
                                                                     ---------------------------------------
   Balance at end of period   . . . . . . . . . . . . .              $ 649           $ 797            $  806
                                                                     =======================================

Warranty and Rework Reserve:
   Balance at beginning of period   . . . . . . . . . .              $ 930           $ 969            $1,225
   Charges to costs and expenses  . . . . . . . . . . .                432             182               560
   Deductions   . . . . . . . . . . . . . . . . . . . .               (590)           (221)             (816)
                                                                     ---------------------------------------
   Balance at end of the period   . . . . . . . . . . .              $ 772           $ 930            $  969
                                                                     =======================================

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
            ---------------------------------------------------------------

            Not applicable

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant
            --------------------------------------------------

            Incorporated by reference from the Definitive Proxy Statement, with the exception that information regarding the executive officers of Telco Systems, Inc. is contained in Item 1 Part I on page 7 of this report.

Item 11.    Executive Compensation
            ----------------------

            Incorporated by reference from the Definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management of Telco Systems, Inc.
            -----------------------------------------------------------------

            Incorporated by reference from the Definitive Proxy Statement.

Item 13.    Certain Relationships and Related Transactions
            ----------------------------------------------

            Incorporated by reference from the Definitive Proxy Statement.

                                    PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K
             ----------------------------------------------------------------

             (a) 1.  Financial Statements
                     --------------------

                     See index to Consolidated Financial Statements at page 14.

             (a) 2.  Financial Statement Schedules
                     -----------------------------

                     See index to Consolidated Financial Statements at page 14.

                     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

             (a) 3.    Exhibits
                       --------

                       Management contracts and compensatory plans or agreements required to be filed as exhibits pursuant to item 14(a) (3) of Form 10-K are identified by asterisks (*).

                3.1    Certificate of Incorporation of Telco Systems, Inc. (1)

                3.2    Bylaws of Telco Systems, Inc., as amended.  (2)

                3.3    Form of Common Stock Certificate.  (2)

               10.3 Telco Systems, Inc. Employee Stock Purchase Plan, as amended through July, 1991 (4)*

               10.4 Amendment to Telco Systems, Inc. Employee Stock Purchase Plan, adopted August, 1991. (6)*

               10.5 Telco Systems, Inc. 1988 Non-Statutory Stock Option Plan, as amended. (6)*

               10.8 Partnership Agreement relating to facilities of Telco Systems Fiber Optics Corporation located at 63 Nahatan Street, Norwood, Massachusetts, dated August 29, 1985.
                       (5)

              10.23 Lease of facilities of Telco Systems Fiber Optics Corporation located at 63 Nahatan Street, Norwood, Massachusetts, dated December 12, 1985. (7)

              10.35 Agreement between the Registrant and John A. Ruggiero dated October 4, 1989. (3)*

              10.38    Telco Systems, Inc. 1990 Stock Option Plan, as amended.
                       (8)*

              10.39 Lease dated May 3, 1990 between the Registrant and Pactel Properties for facilities located at 4305 Cushing Parkway, Fremont, California (5)

              10.40 Stock Purchase Agreement between Registrant and Magnalink Communications Corporation dated May 29, 1992.
                       (7)

              10.42 Amendment to lease of facility located at 63 Nahatan Street, Norwood, MA dated January 1, 1994. (8)

              10.43 Separation Agreement between Registrant and Howard C. Salwen dated September 19, 1994. (Schedules omitted.)
                       (8)*

              10.44 Stock Purchase Agreement and Registration Rights Agreement between the Registrant and Unitech Telecom, Inc. dated March 29, 1995

              10.45 Amendments one and two to lease of facility in Fremont, California between the Registrant and Riggs National Bank of Washington D.C. as trustee of the Multi-Employer Property Trust, (successor to Pactel Properties) dated April 12, 1995 and May 8, 1995, respectively.

              10.46 Agreement between the Registrant and John A. Ruggerio dated March 15, 1995.*

              10.47 Agreement between the Registrant and William B. Smith dated February 2, 1995.*

              10.48 Agreement between the Registrant and William B. Smith dated March 6, 1995.*

               22.1    Subsidiaries of the Registrant

               23.1    Consent of Ernst & Young LLP, Independent Auditors.

                 27    Financial Data Schedule

              Notes:   (1)  Incorporated by reference to Exhibit 3.1 to
                            Appendix II of the definitive proxy statement of the Company dated November 20, 1986 relating to the Annual Meeting of Shareholders on December 17,
                            1986.

                       (2) Incorporated by reference to Exhibits 3.2 and 3.3, respectively, to the Registrant's Report on Form 10-K for its fiscal year ended August 30, 1987.

                       (3) Incorporated by reference to Exhibit 10.35, to the Registrant's Report on Form 10-K for its fiscal year ended August 27, 1989.

                       (4) Incorporated by reference to Exhibit 4.1 to the Registrant's Form S-8 (File No. 33-26976).

                       (5) Incorporated by reference to Exhibits 10.8 and 10.39, respectively, to the Registrant's Report on Form 10-K for its fiscal year ended August 26, 1990.

                       (6) Incorporated by reference to Exhibits 10.4 and 10.5, respectively, to the Registrant's Report on Form 10-K for its fiscal year ended August 25, 1991.

                       (7) Incorporated by reference to Exhibits 10.23 and 10.40, respectively, to the Registrant's Report on Form 10-K for its fiscal year ended August 30, 1992.

                       (8) Incorporated by reference to Exhibit 10.38, 10.42 and 10.43 Registrant's Report on Form 10-K for its fiscal year ended August 28, 1994.

         (b)  Reports on Form 8-K
              -------------------

              There were no reports filed on Form 8-K during the fourth quarter of fiscal 1995.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    November 16, 1995               TELCO SYSTEMS, INC.



                                        /s/ John A. Ruggiero
                                        --------------------------------
                                        By John A. Ruggiero
                                        Chief Executive Officer/Director


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



/s/ John A. Ruggiero                    Chief Executive  Officer/Director             Nov. 16, 1995
-------------------------               Principal Financial Officer                   -------------
    John A. Ruggiero                                                                  Date



/s/ William B. Smith                    President and Chief Operating                 Nov. 16, 1995
-------------------------               Officer/Director                              -------------
    William B. Smith                                                                  Date


/s/ Daniel A. DiPietro                  Vice President and                            Nov. 16, 1995
-------------------------               Corporate Controller,                         -------------
    Daniel A. DiPietro                  Principal Accounting Officer                  Date





/s/ Dean C. Campbell                    Director                                      Nov. 16, 1995
-------------------------                                                             -------------
    Dean C. Campbell                                                                  Date


/s/ Sheldon Horing                      Director                                      Nov. 16, 1995
-------------------------                                                             -------------
    Sheldon Horing                                                                    Date


/s/ Steward Flaschen                    Director                                      Nov. 16, 1995
-------------------------                                                             -------------
    Steward Flaschen                                                                  Date



                                 EXHIBIT INDEX


EXHIBIT                                                                                         PAGE
NUMBER                   EXHIBIT                                                                NUMBER
-------------------------------------------------------------------------------------------------------
    10.44        Stock Purchase Agreement and Registration Rights Agreement
                 between the Registrant and Unitech Telecom, Inc. dated March 29, 1995

    10.45        Amendments one and two to lease of facility in Fremont, California between the Registrant and Riggs National Bank of Washington D.C.
                 as trustee of the Multi-Employer Property Trust, (sucessor to Pactel
                 Properties) dated April 12, 1995 and May 8, 1995, Respectively..

    10.46        Agreement between the Registrant and John A. Ruggerio dated March 15, 1995

    10.47        Agreement between the Registrant and William B. Smith dated February 2, 1995

    10.48        Agreement between the Registrant and William B. Smith dated March 6, 1995

     22.1        Subsidiaries of the Registrant.

     23.1 Consent of Ernst & Young LLP, Independent Auditors as to incorporation by reference.

       27        Financial Data Schedule