Form 10-Q
period 1995-11-26
TELCO SYSTEMS INC /DE/
filed 1996-01-10
CIK 736893

                                                             QUARTER 1 - FY 1996


                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                           -----------------------




 (Mark One)

    {X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended NOVEMBER 26, 1995
                                        -----------------

                                       OR
                                       --

    {  } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from            TO
                                        ----------    ----------

         Commission file number  0-12622
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

 YES  X     NO
     ---       ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Classes                               Outstanding at January 3, 1996
-----------------------------                    ------------------------------
 Common Stock, $.01 par value                               10,269,866


                             TELCO SYSTEMS, INC.

                                    INDEX

                             REPORT ON FORM 10-Q

                     FOR QUARTER ENDED NOVEMBER 26, 1995



                                                                  Page Number
                                                                  -----------
 PART I.  FINANCIAL INFORMATION

          Item 1.  Financial Statements
          -------  --------------------

                   Consolidated Balance Sheets
                   November 26, 1995 and August 27, 1995               3

                   Consolidated Statements of Income
                   Three months ended November 26, 1995
                   and November 27, 1994                               4

                   Consolidated Statements of Cash Flows
                   Three months ended November 26, 1995
                   and November 27, 1994                               5

                   Notes to Consolidated Financial Statements          6

          Item 2.  Management's Discussion and Analysis of
          ------   Financial Condition and Results of Operations     7-8


 PART III.         OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K                    9
          -------  --------------------------------

 SIGNATURE(S)                                                         10


                       PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
------------------------------


                             TELCO SYSTEMS, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                      November 26, 1995    August 27, 1995
                                                      -----------------    ---------------
 Assets
 ------
 Current assets:
    Cash and equivalents . . . . . . . . . . . . . . .      $17,347           $18,208
    Short-term investments . . . . . . . . . . . . . .       10,174            10,895
    Accounts receivable, net . . . . . . . . . . . . .       11,032            10,047
    Refundable income taxes  . . . . . . . . . . . . .        1,251             1,251
    Inventories, net . . . . . . . . . . . . . . . . .       17,609            18,473
    Other current assets . . . . . . . . . . . . . . .        2,265             2,585
                                                            -------           -------
       Total current assets  . . . . . . . . . . . . .       59,678            61,459
                                                            -------           -------

 Plant and equipment, at cost  . . . . . . . . . . . .       42,713            41,720
    Less accumulated depreciation  . . . . . . . . . .       32,140            31,114
                                                            -------           -------
       Net plant and equipment . . . . . . . . . . . .       10,573            10,606
                                                            -------           -------
 Intangible and other assets, net  . . . . . . . . . .       10,058            10,374
                                                            -------           -------

       Total assets  . . . . . . . . . . . . . . . . .      $80,309           $82,439
                                                            =======           =======

 Liabilities and Shareholders' Equity
 ------------------------------------

 Current liabilities:
    Accounts payable . . . . . . . . . . . . . . . . .      $ 3,677           $ 3,952
    Payroll and related liabilities  . . . . . . . . .        1,843             2,628
    Other accrued liabilities  . . . . . . . . . . . .        6,518             4,964
                                                            -------           -------
       Total current liabilities . . . . . . . . . . .       12,038            11,544
                                                            -------           -------

 Restructuring and other long-term liabilities . . . .        3,152             3,490

 Shareholders' Equity:
    Preferred stock, $.01 par value, 5,000,000
       shares authorized; no shares outstanding  . . .           --                --
    Common stock, $.01 par value, 24,000,000
       shares authorized; shares outstanding:
       10,266,048 at November 26, 1995;
       10,230,624 at August 27, 1995 . . . . . . . . .          103               102
    Capital in excess of par value . . . . . . . . . .       71,899            71,566
    Accumulated deficit  . . . . . . . . . . . . . . .       (6,883)           (4,263)
                                                            -------           -------
          Total shareholders' equity . . . . . . . . .       65,119            67,405
                                                            -------           -------

          Total liabilities and shareholders' equity .      $80,309           $82,439
                                                            =======           =======

 See accompanying notes to consolidated financial statements.

                             TELCO SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)




                                                               Three Months Ended
                                                               ------------------
                                                       Nov. 26, 1995      Nov. 27, 1994
                                                       -------------      -------------
Sales:
   Broadband transmission products  . . . . . . . . .      $10,926          $10,019
   Network access products  . . . . . . . . . . . . .        8,617           14,614
   Bandwidth optimization products  . . . . . . . . .          990            1,584
                                                           -------          -------
                                                            20,533           26,217
                                                           -------          -------

Costs and expenses:
   Cost of products sold  . . . . . . . . . . . . . .       12,112           14,382
   Research and development . . . . . . . . . . . . .        4,533            4,109
   Sales, marketing and administration  . . . . . . .        6,684            6,009
   Amortization of intangible assets  . . . . . . . .          195              200
   Interest (income)  . . . . . . . . . . . . . . . .         (371)            (302)
                                                           -------          -------
                                                            23,153           24,398
                                                           -------          -------

(Loss) income before income taxes . . . . . . . . . .       (2,620)           1,819

Provision for income taxes  . . . . . . . . . . . . .            -              275
                                                           -------          -------

Net (loss) income . . . . . . . . . . . . . . . . . .      $(2,620)         $ 1,544
                                                           =======          =======

Average number of shares and equivalents (thousands)        10,266           10,273

(Loss) earnings per share . . . . . . . . . . . . . .      $  (.26)         $  0.15






 See accompanying notes to consolidated financial statements.

                             TELCO SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                            (DOLLARS IN THOUSANDS)




                                                                          Three months ended
                                                                          ------------------
                                                                    Nov. 26, 1995   Nov. 27, 1994
                                                                    -------------   -------------
 INCREASE (DECREASE) IN CASH AND EQUIVALENTS

 Cash flows from operating activities:
    Net (loss) income . . . . . . . . . . . . . . . . . . . . .           $(2,620)        $ 1,544
    Depreciation and amortization . . . . . . . . . . . . . . .             1,348           1,469
    Change in assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . . . . . . .              (985)          1,032
      Inventories   . . . . . . . . . . . . . . . . . . . . . .               864          (1,770)
      Other current assets  . . . . . . . . . . . . . . . . . .               320             495
      Intangible and other assets . . . . . . . . . . . . . . .                --             103
      Accounts payable and other current liabilities  . . . . .               494          (1,577)
      Long-term liabilities . . . . . . . . . . . . . . . . . .              (338)           (361)
                                                                          -------         -------
    Net cash (used in) provided by operating activities . . . .              (917)            935
                                                                          -------         -------

 Cash flows from investing activities:
    Additions to plant and equipment, net . . . . . . . . . . .              (999)           (624)
    Purchase of short-term investments  . . . . . . . . . . . .            (7,039)         (5,758)
    Maturities of short-term investments  . . . . . . . . . . .             7,760           4,631
                                                                          -------         -------
    Net cash (used in) investing activities . . . . . . . . . .              (278)         (1,751)
                                                                          -------         -------

 Cash flows from financing activities:
    Proceeds from sale of common shares
      under employee stock plans  . . . . . . . . . . . . . . .               334           2,390
                                                                          -------         -------
    Net cash provided by financing activities . . . . . . . . .               334           2,390
                                                                          -------         -------

 (Decrease) increase in cash and equivalents  . . . . . . . . .              (861)          1,574
 Cash and equivalents at beginning of quarter . . . . . . . . .            18,208          15,262
                                                                          -------         -------

 Cash and equivalents at end of quarter   . . . . . . . . . . .           $17,347         $16,836
                                                                          =======         =======





 See accompanying notes to consolidated financial statements.

                              TELCO SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For Quarter Ended November 26, 1995
                                  (Unaudited)



 Note 1 - The consolidated financial statements of Telco Systems, Inc. (the Company) included in this report reflect all adjustments (consisting of only normally recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position at November 26, 1995 and the consolidated statements of operations and cash flows for the three months ended November 26, 1995 and November 27, 1994. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.

            Certain notes and other information have been condensed or omitted from these interim financial statements. The statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Telco Systems, Inc. Annual Report on Form 10-K for the year ended August 27, 1995.

 Note 2  -  Inventories, net (dollars in thousands) November 26,   August 27,
                                                        1995          1995
                                                    ------------   ----------
            Raw materials  . . . . . . . . . . . .     $ 9,703       $ 9,101
            Work-in-process  . . . . . . . . . . .       2,688         3,060
            Finished goods . . . . . . . . . . . .       5,218         6,312
                                                       -------       -------
                                                       $17,609       $18,473
                                                       =======       =======


 Note 3  -  Shares Outstanding

          Changes in shares outstanding:               Three months ended
                                                       ------------------
                                                  November 26,     November 27,
                                                      1995            1994
                                                      ----            ----
          Outstanding at beginning of period . .   10,230,624      9,649,051
            Options exercised  . . . . . . . . .        9,515        277,219
            Employee stock purchase plan   . . .       25,909         27,167
                                                   ----------      ---------
          Outstanding at end of period . . . . .   10,266,048      9,953,437
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





                                           PERCENT OF SALES            PERCENT
                                            FIRST QUARTER        INCREASE (DECREASE)
                                            -------------        -------------------
                                            1995     1994          1995 VS. 1994
                                            ----     ----          ---- --- ----
Net sales . . . . . . . . . . . . . . . . 100.0%    100.0%            (21.7)%

Costs and expenses:

  Cost of products sold   . . . . . . . .  59.0      54.9             (15.8)

  Research and development  . . . . . . .  22.1      15.7              10.3

  Sales, marketing and administration . .  32.6      22.9              11.2

  Amortization of intangible assets . . .   0.9       0.8              (2.5)

  Interest income   . . . . . . . . . . .  (1.8)     (1.2)             22.8
                                          -----     -----            ------

Total costs and expenses  . . . . . . . . 112.8      93.1              (5.1)
                                          -----     -----            ------

(Loss) income before income taxes . . . . (12.8)      6.9                --

Provision for income taxes  . . . . . . .    --       1.0            (100.0)
                                          -----     -----            ------

Net (loss) income . . . . . . . . . . . . (12.8)%     5.9%               --


                              TELCO SYSTEMS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                      FOR QUARTER ENDED NOVEMBER 26, 1995



 SALES AND NET LOSS - Sales for the first quarter of fiscal 1996 decreased 22% to $20.5 million compared with $26.2 million in the first quarter of last year. This decrease resulted primarily from lower shipments of network access products due to continued competitive pressure on sales of certain older products.

 Net loss for the quarter was ($2.6) million or ($.26) per share compared with net income of $1.5 million or $.15 per share in the first quarter of last year. The net loss resulted from the lower sales volume and increased spending on both research and development projects and increased selling and marketing activities.

 COST OF PRODUCTS SOLD - Cost of products sold represented 59% of sales in the first quarter of fiscal 1996. In the first quarter of fiscal 1995, cost of products sold represented 55% of sales. This decrease in gross margin percent was principally related to lower absorption of fixed costs resulting from the lower operating level.

 RESEARCH AND DEVELOPMENT - Spending on research and development continued at a high level in the first quarter of fiscal 1996, increasing 10% to $4.5 million compared with the first quarter of fiscal 1995. The increase was due to higher spending for ATM/SONET products, feature additions to existing products and product modifications for international applications.

 SALES, MARKETING AND ADMINISTRATION - Sales, marketing and administration expense increased 11% to $6.7 million compared with $6.0 million in the first quarter of fiscal 1995. This increase was primarily related to expanded selling and marketing activities in the international marketplace.

 INTEREST INCOME - Interest income increased 23% compared with the first quarter of fiscal 1995. This increase resulted from higher interest rates earned on a higher level of average cash and short-term investments.

 PROVISION FOR INCOME TAXES - The Company provided for no taxes during the first quarter of fiscal 1996. Based on anticipated income for the year and factoring in available net operating loss carryforwards, the Company anticipates that it will not need to provide for income taxes this year.

 LIQUIDITY AND CAPITAL RESOURCES - For the three month period ended November 26, 1995, cash and short-term investments decreased $1.6 million to $27.5 million. The decrease reflects the net operating loss for the period as well as $1.0 million from higher accounts receivable due to quarter end shipments and $1.0 million in capital expenditures, partially offset by lower inventories and higher current liabilities.

 The Company maintains a $10.0 million line of credit with the Bank of Boston which is available until September 30, 1996. Under the facility, borrowings may be made at the bank's prime rate plus one half percent. Although the Company had no borrowings against the line in fiscal 1995, approximately $1.1 million has been reserved to support various guarantees in effect at November 26, 1995.

 Management believes that cash and short-term investments of $27.5 million and funds provided by continuing operations will be adequate to satisfy operating cash requirements for the foreseeable future.

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




                                        TELCO SYSTEMS, INC.



                                     By:/s/ Daniel A. DiPietro
                                        ----------------------------
                                        Daniel A. DiPietro
                                        Vice President and
                                        Corporate Controller
                                        Principal Accounting Officer