Form 10-Q
period 1996-02-25
TELCO SYSTEMS INC /DE/
filed 1996-04-09
CIK 736893

                                                           QUARTER 2 - FY 1996


                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------



(Mark One)

     {X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended February 25, 1996
                                         -----------------

                                       OR
                                       --

     { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from            TO
                                         -----------  ----------
          Commission file number 0-12622
                                 -------

                               TELCO SYSTEMS, INC
                               ------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                                94-2178777
        ------------------------------                 ------------------
        (State or other jurisdiction                   (I.R.S. employer
        incorporation or organization)                 identification no.)


                 63 NAHATAN STREET, NORWOOD, MASSACHUSETTS 02062
                 -----------------------------------------------
                   (Address of principal executive offices)


       Registrant's telephone number, including area code: (617) 551-0300
                                                            -------------

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

YES  X   NO
    ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Classes                                 Outstanding at April 2, 1996
- ----------------------------                      ----------------------------
Common Stock, $.01 par value                               10,401,980

                               TELCO SYSTEMS, INC.

                                      INDEX

                               REPORT ON FORM 10-Q

                       FOR QUARTER ENDED FEBRUARY 25, 1996



                                                                    Page Number
                                                                    -----------

PART I.       FINANCIAL INFORMATION

         Item 1.  Financial Statements
         ----------------------------

                  Consolidated Balance Sheets
                  February 25, 1996 and August 27, 1995                     3

                  Consolidated Statements of Operations
                  Three months and six months ended
                  February 25, 1996 and February 26, 1995                   4

                  Consolidated Statements of Cash Flows
                  Six months ended February 25, 1996
                  and February 26, 1995                                     5

                  Notes to Consolidated Financial Statements                6

         Item 2.  Management's Discussion and Analysis of
         -------
                  Financial Condition and Results of Operations         7 - 9


PART II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders      10
         -------
         Item 6.  Exhibits and Reports on Form 8-K                         10
         -------


SIGNATURE(S)                                                               11


                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
- ------------------------------

                               TELCO SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                            February 25, 1996   August 27, 1995
                                            -----------------   ---------------

Assets
- ------
Current assets:
   Cash and equivalents......................    $11,478           $18,208
   Short-term investments....................     11,456            10,895
   Accounts receivable, net..................     12,595            10,047
   Refundable income taxes...................        848             1,251
   Inventories, net..........................     18,553            18,473
   Other current assets......................      2,172             2,585
                                                 -------           -------
         Total current assets................     57,102            61,459
                                                 -------           -------

Plant and equipment, at cost.................     45,024            41,720
   Less accumulated depreciation.............     32,945            31,114
                                                 -------           -------
      Net plant and equipment................     12,079            10,606
                                                 -------           -------
Intangible and other assets, net.............      9,712            10,374
                                                 -------           -------

      Total assets...........................    $78,893           $82,439
                                                 =======           =======

Liabilities and Shareholders' Equity
- ------------------------------------

Current liabilities:
   Accounts payable..........................    $ 4,806           $ 3,952
   Payroll and related liabilities...........      2,428             2,628
   Other accrued liabilities.................      6,319             4,964
                                                 -------           -------
      Total current liabilities..............     13,553            11,544
                                                 -------           -------

Restructuring and other long-term
   liabilities...............................      2,773             3,490

Shareholders' Equity:
   Preferred stock, $.01 par value,
      5,000,000 shares authorized;
      no shares outstanding..................         --                --
   Common stock, $.01 par value, 24,000,000
      shares authorized; shares outstanding:
      10,372,281 at February 25, 1996;
      10,230,624 at August 27, 1995..........        104               102
   Capital in excess of par value............     73,038            71,566
   Accumulated deficit.......................     (9,562)           (4,263)
   Unearned compensation - restricted stock..     (1,013)               --
                                                 -------           -------
      Total shareholders' equity.............     62,567            67,405
                                                 -------           -------

        Total liabilities and
         shareholders' equity ...............    $78,893           $82,439
                                                 =======           =======

See accompanying notes to consolidated financial statements.

                               TELCO SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                  Three Months Ended         Six  Months Ended
                                                  ------------------         -----------------
                                                  Feb. 25,  Feb. 26,       Feb. 25,   Feb. 26,
                                                    1996      1995           1996       1995
                                                    ----      ----           ----       ----

Sales:
  Broadband transmission products ............    $10,918    $ 9,015       $21,844     $19,034
  Network access products ....................      8,006     12,279        16,623      26,893
  Bandwidth optimization products ............      1,653      1,583         2,643       3,167
                                                  -------    -------       -------     -------
                                                   20,577     22,877        41,110      49,094
                                                  =======    =======       =======     =======

Costs and expenses:
  Cost of products sold ......................     12,012     12,065        24,124      26,447
  Research and development ...................      4,546      4,214         9,079       8,323
  Sales, marketing and administration ........      6,821      5,500        13,505      11,509
  Amortization of intangible assets ..........        195        186           390         386
  Interest (income) ..........................       (318)      (443)         (689)       (745)
                                                  -------    -------       -------     -------
                                                   23,256     21,522        46,409      45,920
                                                  -------    -------       -------     -------

(Loss) income before income taxes. ...........     (2,679)     1,355        (5,299)      3,174

Provision for income taxes ...................        ---        100           ---         375
                                                  -------    -------       -------     -------
Net (loss) income ............................    $(2,679)   $ 1,255       $(5,299)    $ 2,799
                                                  =======    =======       =======     =======


Average shares and equivalents (thousands) ...     10,283     10,392        10,271      10,334


(Loss) earnings per share ....................    $  (.26)   $   .12       $  (.52)    $   .27


See accompanying notes to consolidated financial statements.

                                TELCO SYSTEMS, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
                              (DOLLARS IN THOUSANDS)

                                                                Six months ended
                                                                ----------------
                                                          Feb. 25, 1996  Feb. 26, 1995
                                                          -------------  -------------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS

Cash flows from operating activities:
  Net (loss) income ........................................   $ (5,299)     $  2,799
  Depreciation and amortization ............................      2,923         2,949
  Other non-operating items ................................         10           ---
  Change in assets and liabilities:
     Accounts receivable ...................................     (2,548)        2,068
     Refundable income taxes ...............................        403           ---
     Inventories ...........................................        (80)       (3,093)
     Other current assets ..................................        413          (168)
     Intangible and other assets ...........................         24           103
     Accounts payable and other current liabilities ........      2,009        (3,028)
     Long-term liabilities .................................       (717)         (505)
                                                               --------      --------
  Net cash (used in) provided by operating activities ......     (2,862)        1,125
                                                               --------      --------
Cash flows from investing activities:
   Additions to plant and equipment, net ...................     (3,758)       (1,315)
   Purchase of short-term investments ......................    (15,337)      (13,550)
   Maturities of short-term investments ....................     14,776        15,497
                                                               --------      --------
   Net cash (used in) provided by investing activities .....     (4,319)          632
                                                               --------      --------
Cash flows from financing activities:
   Proceeds from sale of common shares
  under employee stock plans ...............................        451         3,696
                                                               --------      --------
   Net cash (used in) provided by financing activities .....        451         3,696
                                                               --------      --------
(Decrease) increase in cash and equivalents ................     (6,730)        5,453
Cash and equivalents at beginning of year ..................     18,208        15,262
                                                               --------      --------
Cash and equivalents at end of period ......................   $ 11,478      $ 20,715
                                                               ========      ========

                               TELCO SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR PERIOD ENDED FEBRUARY 25, 1996
                                   (UNAUDITED)


 Note 1 - The consolidated financial statements of Telco Systems, Inc. (the Company) included in this report reflect all adjustments (consisting of only normally recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position at February 25, 1996 and the consolidated statements of operations and cash flows for the six months ended February 25, 1996 and February 26, 1995. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.

          Certain notes and other information have been condensed or omitted from these interim financial statements. The statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Telco Systems, Inc. Annual Report on Form 10-K for the year ended August 27, 1995.

Note 2 - Inventories, net (dollars in thousands) February 25, 1995   August 27, 1995
                                                 -----------------   ---------------


   Raw materials............................        $ 9,791              $ 9,101
   Work-in-process..........................          3,066                3,060
   Finished goods...........................          5,696                6,312
                                                    -------              -------
                                                    $18,553              $18,473
                                                    =======              =======

Note 3  -      Shares Outstanding

   Changes in shares outstanding:                        Six months ended
                                                         ----------------
                                                  Feb. 25, 1996      Feb. 26, 1995
                                                  -------------      -------------

   Outstanding at beginning of period.......        10,230,624          9,649,051
      Options exercised.....................            23,748            377,818
      Restricted stock grants...............            92,000                ---
      Employee stock purchase plan..........            25,909             27,167
                                                    ----------         ----------

   Outstanding at end of period.............        10,372,281         10,054,036
                                                    ==========         ==========

Note 4 - Restricted Stock Grants

On February 15, 1996, 92,000 restricted shares of the Company's common stock were granted and issued to certain key employees. Shares were awarded in the name of each of the participants who have all the rights of other stockholders, subject to certain restrictions and forfeiture provisions. Restrictions on the shares expire equally on the anniversary date of the award over the next four years.

The market value of the shares awarded, $1,023,500, has been recorded as unearned compensation - restricted stock and is shown as a separate component of stockholder's equity. Unearned compensation is being amortized to expense over the four year vesting period.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following table sets forth for the period indicated (i) percentages which certain items reflected in the financial data bear to sales of the Company and (ii) the percent change of such items as compared to the indicated prior period. See Consolidated Statements of Income.

                                                Percentage of Sales           Percentage Increase (Decrease)
                                                -------------------           ------------------------------
                                         Second   Quarter    Six Months        Second Quarter   Six Months
                                          1996     1995     1996     1995      1996 vs. 1995   1996 vs. 1995
                                          ----     ----     ----     ----      -------------   -------------


Sales .................................  100.0%   100.0%   100.0%   100.0%         (10.1%)        (16.3%)

Costs and expenses:
  Costs of products sold ..............   58.4%    52.8%    58.7%    53.8%          (0.4%)         (8.8%)

  Research and development ............   22.1%    18.4%    22.1%    17.0%           7.9%           9.1%

  Sales, marketing and
    administration ....................   33.1%    24.0%    32.8%    23.4%          24.0%          17.3%
  Amortization of intangible assets ...     .9%      .8%      .9%      .8%           4.8%           1.0%

  Interest expense ....................     --       --       --       --             --             --

  Interest income .....................   (1.5%)   (1.9%)   (1.7%)   (1.5%)        (28.2%)         (7.5%)
                                         -----    -----   ------    -----          -----          -----
Total costs and expenses ..............  113.0%    94.1%   112.8%    93.5%           8.1%           1.1%
                                         -----    -----   ------    -----          -----          -----

(Loss) income before income taxes .....  (13.0%)    5.9%   (12.8%)    6.5%            --             --

Provision for income taxes ............     --       .4%      --       .8%            --             --
                                         -----    -----   ------    -----          -----          -----
Net (loss) income .....................  (13.0%)    5.5%   (12.8%)    5.7%            --             --
                                         =====    =====   ======    =====          =====          =====

                               TELCO SYSTEMS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           FOR THE THREE AND SIX MONTH PERIODS ENDED FEBRUARY 25, 1996



SALES AND NET LOSS - Sales for the second quarter of fiscal 1996 decreased 10% to $20.6 million compared with $22.9 million in the second quarter of last year. For the first six months of fiscal 1996, sales amounted to $41.1 million, a decrease of 16% compared with the same period last year. These decreases resulted primarily from lower shipments of network access products due to continued competitive pressure on sales of certain older products. Sales to NYNEX, a significant customer of the Broadband Business Unit, accounted for 34% of total sales in the second quarter of fiscal 1996 compared to 19% for the same period in fiscal 1995. For the first six months of fiscal 1996, NYNEX sales accounted for 31% of total sales compared to 14% for the same period last year.

Net loss for the quarter was ($2.7) million or ($.26) per share compared with net income of $1.3 million or $.12 per share in the second quarter of last year. For the six month period of fiscal 1996, the net loss was ($5.3) million or ($.52) per share, compared with net income of $2.8 million or $.27 per share for the comparable six month period of last year. The net loss for the second quarter and first half of the year resulted primarily from lower sales volume of older network access products, increased spending on research and development projects, and selling and marketing activities. Management is evaluating a number of alternatives to both reduce costs and increase revenues in order to achieve a return to profitability in the future.

COST OF PRODUCTS SOLD - Cost of products sold represented 58% of sales in the second quarter of fiscal 1996. In the second quarter of fiscal 1995, cost of products sold represented 53% of sales. For the six month period, costs of products sold represented 59% and 54% in 1996 and 1995, respectively. The increases in cost of products sold are principally related to lower absorption of fixed costs resulting from the lower operating level, and increased competitive pricing pressures on older network access products.

RESEARCH AND DEVELOPMENT - Spending on research and development for both broadband and network access products continued at a high level in the second quarter of fiscal 1996, increasing 8% to $4.5 million compared with the second quarter of fiscal 1995. For the first six months of fiscal 1996, research and development expense was $9.0 million, an increase of 9% over the comparable period of fiscal 1995. These increases are due to higher spending for new product development, feature additions to existing products and product modifications for international applications.

SALES, MARKETING AND ADMINISTRATION - Sales, marketing and administration expense was $6.8 million and $13.5 million for the second quarter and first six months of fiscal 1996, respectively. This represented an increase of 24% for the second quarter compared with last year and a 17% increase compared with the six month period last year. These increases are primarily related to expanded selling and marketing activities in the international marketplace.

INTEREST INCOME - Interest income decreased 28% compared with the second quarter of fiscal 1995. For the first six months of fiscal 1996, interest income declined 8% over the comparable period in fiscal 1995. This decrease resulted primarily during the second quarter, due to lower interest rates earned on a lower level of average cash and short-term investments.

PROVISION FOR INCOME TAXES - The Company provided for no taxes during the second quarter and for the first six months of fiscal 1996. Due to net losses through six months and the availability of $2.7 million of deferred tax credits to offset future tax liabilities, no income tax provision or benefit is anticipated for fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES - For the six month period ended February 25, 1996, cash and short-term investments decreased $6.2 million to $22.9 million. The decrease reflects the net operating loss for the period as well as $2.5 million from higher accounts receivable due to quarter end shipments and $3.8 million in capital expenditures, partially offset by higher current liabilities.

The Company maintains a $10.0 million line of credit with the Bank of Boston which is available until September 30, 1996. Under the facility, borrowings may be made at the bank's prime rate plus one half percent. Although the Company had no borrowings against the line in fiscal 1996, approximately $1.1 million has been reserved to support various guarantees in effect at February 25, 1996.

Management believes that existing cash and short-term investments of $22.9 million will be adequate to satisfy operating cash requirements for the foreseeable future.

                               TELCO SYSTEMS, INC.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
- -------  ---------------------------------------------------

The Company held its most recent Annual meeting of Shareholders on January 24, 1996. At the meeting, the stockholders elected Dean C. Campbell, Steward S.
Flaschen, John A. Ruggiero, William B. Smith and Sheldon Horing as directors of the corporation, to hold office until the next annual shareholders' meeting, or until such time as their successors are elected. At the meeting, 9,781,798 shares of common stock representing 95% of the total outstanding shares were voted in the following manner:

                        Total Vote For       Total Vote Withheld
                        Each Director        From Each Director
                        -------------        ------------------

    Dean Campbell          9,656,417              125,381
    Steward Flaschen       9,658,428              123,370
    John Ruggiero          9,663,867              117,931
    William Smith          9,663,478              118,320
    Sheldon Horing         9,658,982              122,816

     Additionally, the stockholders approved the 1990 Stock Option Plan as amended by a vote of 8,580,131 in favor, 1,060,338 opposed, and 141,329 abstentions and ratified the selection of Ernst and Young LLP as independent certified public accountants for the Company by a vote of 9,695,453 in favor, 53,141 opposed, and 33,204 abstentions.

Item 6.  Exhibits and Reports filed on Form 8-K
- -------  --------------------------------------

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




                                         TELCO SYSTEMS, INC.



                                     By:
                                         ----------------------------
                                         Daniel A. DiPietro
                                         Vice President and
                                         Corporate Controller
                                         Principal Accounting Officer