Form 10-Q
period 1996-05-26
TELCO SYSTEMS INC /DE/
filed 1996-07-10
CIK 736893

                                                             QUARTER 3-FY 1996
                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

(Mark One)

     {X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended MAY 26, 1996
                                         ------------

                                       OR

     { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from __________ to __________

          Commission file number 0-12622
                                 -------

                               TELCO SYSTEMS, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                      94-217877
     ------------------------------                 ------------------------
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

                                    NO CHANGE
- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if change since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X   NO
    ----     ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Classes                          Outstanding at July 2, 1996
- -----------------------------------          ---------------------------------
    Common Stock, $.01 par value                          10,531,275

                               TELCO SYSTEMS, INC.

                                      INDEX

                               REPORT ON FORM 10-Q

                         FOR QUARTER ENDED MAY 26, 1996



                                                                 Page Number
                                                                 -----------
PART I    FINANCIAL INFORMATION

      Item 1.  Financial Statements
      -------  --------------------

               Consolidated Balance Sheets
               May 26, 1996 and August 27, 1995                       3

               Consolidated Statements of Operations
               Three months and nine months ended May 26, 1996
               and May 28, 1996                                       4

               Consolidated Statements of Cash Flows
               Nine months ended May 26, 1996
               and May 28, 1995                                       5

               Notes to Consolidated Financial Statements           6-7

      Item 2.  Management's Discussion and Analysis of
      -------  Financial Condition and Results of Operations       8-10

PART II   OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K                      11
      -----------------------------------------

SIGNATURE(S)                                                         12

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
- -----------------------------

                               TELCO SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                        May 26, 1996        August 27, 1995
                                                        ------------        ---------------
Assets
- ------

Current assets:
  Cash and equivalents .................................   $ 11,423             $18,208
  Short-term investments ...............................      7,504              10,895
  Accounts receivable, net .............................     14,169              10,047
  Refundable income taxes ..............................        848               1,251
  Inventories, net .....................................     18,671              18,473
  Other current assets .................................      1,871               2,585
                                                           --------             -------
      Total current assets .............................     54,486              61,459
                                                           --------             -------

Plant and equipment, at cost ...........................     46,253              41,720
  Less accumulated depreciation ........................     33,641              31,114
                                                           --------             -------
     Net plant and equipment ...........................     12,612              10,606
Intangible and other assets, net .......................      9,074              10,374
                                                           --------             -------

     Total assets ......................................   $ 76,172             $82,439
                                                           ========             =======

Liabilities and Shareholders' Equity
- ------------------------------------

Current liabilities:
  Accounts payable .....................................   $  9,119             $ 3,952
  Payroll and related liabilities ......................      2,297               2,628
  Other accrued liabilities ............................      8,632               4,964
                                                           --------             -------
     Total current liabilities .........................     20,048              11,544
                                                           --------             -------

Restructuring and other long-term liabilities ..........      3,939               3,490

Shareholders' Equity:
  Preferred stock, $.01 par value, 5,000,000
     shares authorized; no shares outstanding ..........         --                  --
  Common stock, $.01 par value, 24,000,000
     shares authorized; shares outstanding
     10,482,078 at May 26, 1996;
     10,230,624 at August 27, 1995 .....................        105                 102
  Capital in excess of par value .......................     73,942              71,566
  Accumulated deficit ..................................    (21,016)             (4,263)
  Unearned compensation - restricted stock .............       (846)                 --
                                                           --------             -------
     Total shareholders' equity ........................     52,185              67,405
                                                           --------             -------

          Total liabilities and shareholders' equity ...   $ 76,172             $82,439
                                                           ========             =======

See accompanying notes to consolidated financial statements

                               TELCO SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                  Three Months Ended          Nine Months Ended
                                                  ------------------          -----------------
                                                   May 26,    May 28,         May 26,    May 28,
                                                    1996       1995            1996       1995
                                                    ----       ----            ----       ----
Sales:
  Broadband transmission products ............    $ 11,508    $ 8,631        $ 33,352    $27,665
  Network access products ....................      10,360     10,811          26,983     37,704
  Bandwidth optimization products ............       1,355      1,214           3,998      4,381
                                                  --------    -------        --------    -------

                                                    23,223     20,656          64,333     69,750
                                                  --------    -------        --------    -------
Cost and expenses:
  Cost of products sold ......................      15,174     11,060          39,298     37,507
  Research and development ...................       5,124      4,992          14,203     13,315
  Sales, marketing and administration ........       9,779      5,930          23,284     17,439
  Restructuring costs ........................       4,659         --           4,659         --
  Amortization of intangible assets ..........         196        196             586        582
  Interest income ............................        (255)      (457)           (944)    (1,202)
                                                  --------    -------        --------    -------

                                                    34,677     21,721          81,086     67,641
                                                  --------    -------        --------    -------

(Loss) income before income taxes ............     (11,454)    (1,065)        (16,753)     2,109

Income tax (benefit) provision ...............          --       (125)             --        250
                                                  --------    -------        --------    -------

Net (loss) income ............................    $(11,454)   $  (940)       $(16,753)   $ 1,859
                                                  ========    =======        ========    =======

Average shares and equivalents (thousands) ...      10,408     10,098          10,316     10,329

(Loss) earnings per share ....................    $  (1.10)   $  (.09)       $  (1.62)   $   .18


See accompanying notes to consolidated financial statements.

                               TELCO SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                Nine months ended
                                                                -----------------

                                                        May 26, 1996      May 28, 1995
                                                        ------------      ------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS

Cash flows from operating activities:
  Net (loss) income ....................................   $(16,753)          $  1,859
  Depreciation and amortization ........................      4,360              4,278
  Restructuring costs ..................................      4,659                 --
  Other non-operating items ............................        177                 --
  Change in assets and liabilities:
     Accounts receivable ...............................     (4,122)             3,381
     Refundable income tax .............................        403                 --
     Inventories .......................................     (1,700)            (4,112)
     Other current assets ..............................        714               (570)
     Intangible and other assets .......................         24               (923)
     Accounts payable and other current liabilities ....      7,234             (4,135)
     Restructuring liabilities .........................       (301)                --
     Long-term liabilities .............................       (599)              (845)
                                                           --------           --------
  Net cash used in operating activities ................     (5,904)            (1,067)
                                                           --------           --------

Cash flows from investing activities:
  Additions to plant and equipment, net ................     (5,627)            (2,011)
  Purchase of short-term investments ...................    (19,225)           (12,567)
  Maturities of short-term investments .................     22,616             12,989
                                                           --------           --------
  Net cash used in investing activities ................     (2,236)            (1,589)
                                                           --------           --------

Cash flows from financing activities:
  Proceeds from sale of common shares
     under employee stock plans ........................      1,355              4,514
                                                           --------           --------
  Net cash provided by financing activities ............      1,355              4,514
                                                           --------           --------

(Decrease) increase in cash and equivalents ............     (6,785)             1,858
Cash and equivalents at beginning of year ..............     18,208             15,262
                                                           --------           --------

Cash and equivalents at end of period ..................   $ 11,423           $ 17,120
                                                           ========           ========

See accompanying notes to consolidated financial statements.

                               TELCO SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR PERIOD ENDED MAY 26, 1996
                                   (UNAUDITED)

Note 1 - The consolidated financial statements of Telco Systems, Inc. (the Company) included in this report reflect all adjustments (consisting of only normally recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position at May 26, 1996 and the consolidated statements of operations and cash flows for the nine months ended May 26, 1996 and May 28, 1995. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.

Certain notes and other information have been condensed or omitted from these interim financial statements. The statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Telco Systems, Inc. Annual Report on Form 10-K for the year ended August 27, 1995.


Note 2 - Inventories, net (dollars in thousands)      May 26, 1996    August 27, 1995
                                                      ------------    ---------------
      Raw materials ..............................       $ 9,582         $ 9,101
      Work-in-process ............................         3,674           3,060
      Finished goods .............................         5,415           6,312
                                                         -------         -------
                                                         $18,671         $18,473
                                                         =======         =======

Note 3 - Shares Outstanding

      Changes in shares outstanding:                      Nine months ended
                                                          -----------------
                                                     May 26, 1996    May 28, 1995
                                                     ------------    ------------
      Outstanding at beginning of period .........    10,230,624       9,649,051
        Options exercised ........................       113,444         444,554
        Restricted stock grants ..................        82,000              --
        Employee stock purchase plan .............        56,010          56,005
                                                      ----------      ----------

      Outstanding at end of period ...............    10,482,078      10,149,610
                                                      ==========      ==========

Note 4 - Restricted Stock Grants

On February 15, 1996, 92,000 restricted shares of the Company's common stock were granted and issued to certain key employees. Shares were awarded in the name of each of the participants who have all the rights of other stockholders, subject to certain restrictions and forfeiture provision. For the period ended May 26, 1996, 10,000 shares were forfeited due to employee terminations. Restrictions on the shares expire equally on the anniversary date of the award over the next four years.

The market value of the shares awarded, $1,023,500, has been recorded as unearned compensation - restricted stock and is shown as a separate component of stockholder's equity. Unearned compensation is being amortized to expense over the four year vesting period.

Note 5.  Restructuring Costs

In May 1996, the Company's management approved a plan to restructure its operations. The Company recognized the following restructure charges for the period ended May 26, 1996, as follows:

            Excess facilities                                           $2,225
            Write-down of assets to net realizable value                 2,039
            Employee severance costs                                     1,034
            Restructure credit relating to 1993 excess facilities costs   (639)
                                                                        ------
                                                                        $4,659
                                                                        ======

The Company has implemented a restructure plan in order to be able to better respond to rapidly growing domestic and international markets. The plan included identifying operational efficiencies while maintaining the Company's long-standing reputation for service and quality. The primary operational efficiency to be implemented is the consolidation and move of manufacturing operations from the Company's Fremont, California site to the Norwood, Massachusetts location by the end of calendar year 1996. The technology centers of excellence will continue to be located both in Fremont and Norwood.

The reserve for excess facilities costs was established for future cash expenditures relating to unoccupied space at the Company's Fremont facility resulting from the manufacturing consolidation. These costs include primarily lease payments, utilities, maintenance, property taxes and other related expenses.

The reserve for asset write-downs includes inventory relating to management's decision to discontinue the development of certain products and fixed asset production tools specifically related to these product lines. Additionally, the Company wrote off the unamortized goodwill for its Bandwidth bridge technology because of changing technology within this product segment.

The reserve for employee severance costs includes charges relating to a staff reduction of 28 employees resulting from cost containment measures including the restructuring of the Engineering, Sales, Marketing and Administration organizations as well as the decision to discontinue the development of certain products. In addition, the reserve consists of severance costs to be paid to approximately 50 employees at the Fremont site whose positions will be eliminated upon the consolidation of manufacturing operations in Norwood.

The credit relating to the 1993 restructure charge represents the net cash flows to be received from a recently entered sublease which will absorb approximately 44% of the excess facility space reserved in fiscal 1993. As of May 26, 1996, the remaining fiscal 1993 restructure reserve of $2.5 million was solely for the remaining excess facility costs in Norwood.

During the quarter ended May 26, 1996, the actual cash payments related to the 1996 restructure amounted to $.3 million and were related to employee termination costs. The Company expects that the restructuring actions will be completed by the end of calendar 1996.

w
                    PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth for the period indicated (i) percentages which certain items reflected in the financial data bear to sales of the Company and (ii) the percent change of such items as compared to the indicated prior period. See Consolidated Statements of Income.

                                                Percentage of Sales               Percentage Increase (Decrease)
                                                -------------------               ------------------------------
                                            Third Quarter    Nine Months          Third Quarter     Nine Months
                                            1996    1995     1996    1995         1996 VS. 1995    1996 VS. 1995
                                            ----    ----     ----    ----         -------------    -------------
Sales ...................................  100.0%  100.0%   100.0%  100.0%            12.4%             (7.8%)

Costs and expenses:

  Costs of products sold ................   65.3%   53.6%    61.1%   53.8%            37.2%              4.8%

  Research and development ..............   22.1%   24.2%    22.1%   19.1%             2.6%              6.7%

  Sales, marketing and administration ...   42.1%   28.7%    36.2%   25.0%            64.9%             33.5%

  Restructuring costs ...................   20.0%     --      7.2%     --               --                --

  Amortization of intangible assets .....     .8%     .9%      .9%     .8%               0%               .7%

  Interest income .......................   (1.0%)  (2.2%)   (1.5%)  (1.7%)          (44.2%)           (21.5%)
                                           ------  ------   ------  ------          -------           -------

Total costs and expenses ................  149.3%  105.2%   126.0%   97.0%            59.6%             19.9%
                                           ------  ------   ------  ------          -------           -------

(Loss) income before income taxes .......  (49.3%)  (5.2%)  (26.0%)   3.0%           975.5%           (894.0%)

Income tax (benefit) provision ..........     --     (.6%)     --      .4%          (100.0%)          (100.0%)
                                           ------  ------   ------  ------          -------           -------

Net (loss) income .......................  (49.3%)  (4.6%)  (26.0%)   2.6%          1118.5%          (1001.2%)
                                           ------  ------   ------  ------          -------           -------


                               TELCO SYSTEMS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             FOR THE THREE AND NINE MONTH PERIODS ENDED MAY 26, 1996

SALES AND NET LOSS - Sales for the third quarter of fiscal 1996 increased 12% to $23.2 million compared with $20.7 million in the third quarter of last year. The increase was the result of higher third quarter order levels in both the Broadband and Network access product areas. For the first nine months of fiscal 1996, sales amounted to $64.3 million, a decrease of 8% compared with the same period last year. The year to date decrease resulted primarily from lower shipments of network access products due to continued competitive pressure on sales of certain older products. Sales of Broadband products to Regional Bell Operating Companies (RBOCs) for the third quarter of fiscal 1996 and for the nine month period amounted to 34% of total sales. For the same periods last year, sales to RBOCs accounted for 26% of sales and 23% of sales, respectively. The Company has no assurance that RBOC customers will continue to place orders at recent levels, and any significant decline would adversely impact Company financial results.

Net loss for the quarter was ($11.4) million or ($1.10) per share compared with a net loss of ($.9) million or ($.09) per share in the third quarter of last year. For the nine month period of fiscal 1996, the net loss was ($16.8) million or ($1.62) per share compared with net income of $1.9 million or $.18 per share for the comparable nine months period of last year. The net loss for the third quarter partially resulted from the $4.7 million restructuring charge previously discussed in Note 5. In addition, the third quarter included non-recurring charges resulting from the transfer of manufacturing operations to Norwood, inventory adjustments, consulting costs and employee relocation charges. The net loss for the first nine months of fiscal 1996 resulted primarily from the third quarter restructuring and non-recurring charges in addition to lower sales volume of older network access products, increased spending on research and development projects and selling and marketing activities.

COST OF PRODUCTS SOLD - Cost of products sold represented 65% of sales in the third quarter of fiscal 1996. In the third quarter of fiscal 1995, cost of products sold represented 54% of sales. For the nine month period, costs of products sold represented 61% and 54% in 1996 and 1995, respectively. In the third quarter of fiscal 1996, gross margins were adversely affected by non-recurring inventory adjustments and by lower product margins on the inital production for new network access products. For the first nine months of fiscal 1996, in addition to the above items, the increase in cost of products sold are also related to lower absorption of fixed costs resulting from the lower operating level and increased competitive pricing pressures on older network access products.

RESEARCH AND DEVELOPMENT - Spending on research and development for both broadband and network access products continued at a high level in the third quarter of fiscal 1996, increasing 3% to $5.0 million compared with the third quarter of fiscal 1995. For the first nine months of fiscal 1996, research and development expense was $14.2 million, an increase of 7% over the comparable period of fiscal 1995. These increases are due to higher spending for new product development, feature additions to existing products and product modification for international applications.

SALES, MARKETING AND ADMINISTRATION - Sales, marketing and administration expense was $9.8 million and $23.3 million for the third quarter and first nine months of fiscal 1996, respectively. This represented an increase of 65% for the third quarter compared with last year and a 34% increase compared with the nine month period last year. These increases are primarily related to expanded selling and marketing activities in the international marketplace and certain non-recurring charges discussed above which were incurred during the third quarter of fiscal 1996.

INTEREST INCOME - Interest income decreased 44% compared with the third quarter of fiscal 1995. For the first nine months of fiscal 1996, interest income declined 22% over the comparable period in fiscal 1995. This decrease resulted primarily during the second and third quarters due to lower interest rates earned on a lower level of average cash and short-term investments.

PROVISION FOR INCOME TAXES - The Company provided for no taxes during the third quarter and for the first nine months of fiscal 1996. Due to net losses through nine months and the availability of $2.7 million of deferred tax credits to offset future tax liabilities, no income tax provision or benefit is anticipated for fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES - For the nine month period ended May 26, 1996, cash and short-term investments decreased $10.2 million to $18.9 million. The decrease reflects the net loss for the period as well as $4.1 million from higher accounts receivable due to quarter end shipments and $5.6 million in capital expenditures, partially offset by higher current liabilities.

The Company maintains a $10.0 million line of credit with the Bank of Boston which is available through September 30, 1996. Under the facility, borrowings may be made at the bank's prime rate plus one half percent. Although the Company had no borrowing against the line in fiscal 1996, approximately $1.1 million has been reserved to support various guarantees in effect at May 26, 1996.

Management believes that existing cash and short-term investments of $18.9 million will be adequate to satisfy operating cash requirements for the foreseeable future.

OTHER FINANCIAL INFORMATION - New orders received during the third quarter of fiscal 1995 were $33.2 million compared with $20.1 million during the third quarter of last year. For the nine month period, new orders were $77.7 million in fiscal 1996, compared with $67.7 million in fiscal 1995. At the end of the third quarter, the backlog of unfilled customer orders shipped within one year was $18.1 million. This represents an increase of $9.1 million compared with the end of the second quarter, and an increase of $12.5 million compared with the previous year end. The Company's order trend is characterized by short-customer scheduled delivery cycles. Accordingly, a substantial portion of sales in each fiscal quarter is derived from orders booked in the period.

                               TELCO SYSTEMS, INC.

                           PART II. OTHER INFORMATION
                           --------------------------



Item 6. Exhibits and Reports filed on Form 8-K
- ----------------------------------------------

     (b) The Company filed no reports on Form 8-K during the fiscal quarter for which this report is filed.

                               TELCO SYSTEMS, INC.

                                  SIGNATURE(S)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       TELCO SYSTEMS, INC.

                                   By: /s/ John A. Ruggiero
                                       --------------------------
                                       John A. Ruggiero
                                       Vice Chairman of the Board of Directors
                                       Chief Financial Officer