Form 10-K
period 1996-08-25
TELCO SYSTEMS INC /DE/
filed 1996-11-25
CIK 736893

                                   FORM 10-K                           FY 1996
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


      (Mark One)
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934
                    For the fiscal year ended      AUGUST 25, 1996
                                              -------------------------
                                       OR
                                       --

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from __________TO___________

                         Commission file number 0-12622
                                                -------

                               TELCO SYSTEMS, INC
                               ------------------
             (Exact name of registrant as specified in its charter)

                       Delaware                            94-2178777
           -------------------------------              ------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $189,243,700 as of November 20, 1996.

On November 20, 1996 there were 10,689,824 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:


           (2) Portions of the definitive proxy statement (the "Definitive Proxy Statement") required to be filed with Securities and Exchange Commission relative to the Company's 1996 annual meeting of shareholders are incorporated by reference into Part III.

Item 1.  Business
         --------

General
-------

The Company was incorporated in California on September 7, 1972, and reincorporated in Delaware on December 17, 1986. Its principal office is located at 63 Nahatan Street, Norwood, Massachusetts 02062 (telephone number is (617) 551-0300). Unless the context indicates otherwise, the terms "Company" and "Telco Systems" refer to Telco Systems, Inc. The Company is a manufacturer of three major product lines, focused on providing integrated access for network services: the broadband transmission products, referred to as "Broadband"; the network access products, referred to as "Access"; and the bandwidth optimization products, referred to as "Bandwidth Optimization".

         The Company's products are deployed at the edge of the service providers' networks to provide organizations with a flexible, cost-effective means of transmitting voice, data, video and image traffic over public or private networks. These products are used in a wide variety of applications by network service providers, such as long distance carriers, Bell Operating Companies, independent and competitive local access providers, as well as government agencies, electric utilities, wireless service operators, and major corporations. Its products, which can be found most often in telephone company central offices and in private communications networks, perform functions that range from basic signaling and multiplexing of DS0 (64kbps) low speed data and voice traffic to digital fiber optic transmission of high-speed, high-capacity services over SONET OC-3 (155Mbps) networks.

         In January 1983, the Company acquired the fiber optics transmission business from Raytheon Company, which evolved into the Broadband product line. Sales of broadband transmission products in fiscal year 1996 comprised about 50% of the Company's total revenue. In August 1984, the Company acquired TeleBit, Inc., a manufacturer of digital transmission systems based in Lombard, Illinois. Later, the products from this acquisition were merged with the Company's Voice Frequency products which together evolved into the Access product line. In fiscal 1996, sales of access products were 44% of total sales. In May 1992, the Company acquired Magnalink Communications Corporation, a developer and manufacturer of high speed data compression and bandwidth optimization products, which evolved into the Bandwidth Optimization product line.

         For fiscal 1996, the Company reported sales of $94.0 million and a net loss of $15.5 million or $1.50 per share. Working capital at year end amounted to $35.9 million, including cash and short term investments of $15.0 million. For a more complete discussion of the results of operations, please refer to Management's Discussion and Analysis of Results of Operations and Financial Condition found on page 12 of this report.

Broadband Products
------------------

         Primary customers of the Company's broadband products are Bell Operating Companies and major independent telephone companies as well as competitive and alternate access providers. Products are sold as either complete systems or as stand-alone equipment installed by the Company, third party installers, or by the Company's customers. A complete system may include the fiber optic cable, which is not manufactured by the Company but is purchased from a number of suppliers.

         The most common application of the Company's broadband transmission products is for cost-effective delivery of high capacity T1 (1.544Mbps) and T3 (45Mbps) services in the local loop applications between the telephone company central office or hubbing sites and customers' business premises. These services are delivered over both fiber optic technology, as well as copper-based

HDSL (High speed Digital Subscriber Loop) technology. The Company believes that such local loop applications will continue to grow due to the Telecommunications Reform Act of 1996 as the local access market opens to competition.


         Broadband transmission products currently manufactured by the Company can be grouped into two categories: fiber optic terminals and multiplexers; and network monitoring and control systems.

         FIBER OPTIC TERMINALS AND MULTIPLEXERS: These systems typically consist of digital multiplexing and a fiber optic transmitter/receiver integrated into one functional unit. The multiplexer portion of the terminal unit combines digital inputs from multiple sources into one digital output. Multiplexers can be combined in order to achieve higher transmission rates. The basic function of the transmitter portion of a terminal is to convert electronic input into a series of light pulses for transmission over optical fiber. The receiver function of a terminal reconverts the light pulses received over the fiber into digital electronic signals. To meet the various needs of the public and private telephone networks, the Company offers products for transmitting at different capacities.

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

         The broadband transmission multiplexers support speeds ranging from T1 (1.544Mbps) to SONET OC3 (155Mbps). These systems can connect into asynchronous or SONET digital cross-connect systems in a service providers' central office.

         NETWORK MONITORING AND CONTROL SYSTEMS: The Company offers a modular computer-based management system that is used to configure the products, monitor and control their operations, and to identify failure of specific multiplexers or terminals in the network. It also detects and reports system signal degradation, allowing an operator to identify potential failures before they occur and to schedule preventative maintenance.


Access Products
---------------

         Primary customers of the Company's access products are long distance service providers, competitive and alternate local access providers, Bell Operating Companies, government agencies, electric utilities and wireless service operators. In many cases, the products are purchased by the service providers, but are installed on customer premises or are leased to private network users. These products comply with both North American and international standards, and are sold worldwide.

         The Company's network access products are designed for the digital multiplexing of voice and data traffic of up to T1 and E1 rates. The trend towards increased use of public network services for voice, data and video applications has created greater demand for customer premises access multiplexers. The Company's access servers enables integration of multiple slower-speed lines and services onto a single or multiple, high-speed, T1/E1 access facility, ultimately saving access line charges for end users. They support interfaces for various types of telephony and data services, such as POTS, Centrex extensions, P-Phones, switched data, ISDN and Frame Relay. In addition, the Company provides a network management system which is designed to control its intelligent transmission products.

Typical prices for network access equipment range from $5,000 to $15,000.

         NETWORK ACCESS SERVERS: The Company's Access50 and Access60 network access servers provide highly reliable digital access to public, private and hybrid networks. They integrate multiple business applications through cost-effective connections to dedicated, switched and packet network services, and support multiple networking functions such as T1/E1 add/drop multiplexing, grooming and digital cross-connection. They also support advanced services such as ISDN and Frame Relay. The products provide complete redundant architecture for fail-safe operation, a must for service providers.

         DIGITAL MULTIPLEXER PRODUCTS: The Company's products use digital technology and provide over 40 different plug-in printed circuit cards to support a large variety of analog and digital voice, data, and video applications. The products provide conversion of analog signals into digital information, combine them with additional digital data inputs and enable them to be processed and transmitted at high speed over copper wires. The Company provides a full range of products from cost effective digital channel banks to high-functionality DSU/CSU.

         NETWORK MANAGEMENT AND CONTROL SYSTEM: The Company offers a standards-based SNMP network management system for its Access50/60 network access servers and Access35 network access multiplexer. It also offers a software-based management and control system, which is designed to control the Route-24 and network access multiplexer and DCB-24 digital channel bank. This system remotely manages voice and data mix, bandwidth allocation, and selective access to special services offered by T1 carriers. In addition, it can be used to modify the network as user requirements change.

Bandwidth Optimization Products
-------------------------------

         Primary customers for the Company's bandwidth optimization products are private network users at major corporations worldwide. These products interconnect geographically remote local area networks (LANs) through wide area networks (WANs), with an emphasis on optimizing the utilization of WAN links. In LAN/WAN applications, WAN links have the lowest throughput, the highest expense, the lowest reliability, and the least security. The bandwidth optimization products increase the throughput of WAN links by two to six times (depending on the type of data traffic) via data compression; reduce expense of WAN links by enabling usage of lower-speed links at higher throughput; and offer features for improved redundancy, fault tolerance, security and privacy. Typical units are in the $3,000 to $9,000 price range.

Marketing and Customers
-----------------------

         Telco Systems is engaged in a single business segment constituting the development, manufacturing, marketing and service of integrated access solutions for the telecommunications industry. Primary users of the Company's products are the Regional Bell Operating Companies (RBOCs), independent telephone companies, interexchange carriers, competitive and alternate access providers, electric utilities, wireless service operators, government agencies, value added resellers and private network end users.

         The Company's broadband transmission products and network access products are generally sold to specialized common carriers and telephone operating companies on an off-the-shelf basis. Typically, the products have been evaluated by such customers and approved for purchase in advance. Both network access and broadband products are manufactured by the Company based on forecasted usage. Sales to the RBOCs accounted for 37% of sales in fiscal 1996, 29% of sales in fiscal 1995 and 37% of sales in fiscal 1994. RBOC sales include sales to NYNEX of 31% in fiscal 1996, 17% in fiscal 1995 and 21% in fiscal 1994. NYNEX has become a significant customer of the Broadband Business Unit. A material curtailment in the NYNEX order rate, if not offset by sales to other customers, would result in insufficient gross margin to cover the current level of operating costs and would adversely impact total company results. Other significant customers are Sprint which represented 13% of sales in fiscal 1996, 18% of sales in fiscal 1995 and 14% of sales in fiscal 1994. Sales to Walker and Associates accounted for 11% of sales in fiscal 1996.

         The Company markets its products through a combination of its own sales force, value-added resellers and distributors. Installation is primarily performed by third party providers. The Company has technical support and applications engineering personnel and offers training of customer personnel.

Orders and Backlog
------------------

         In fiscal 1996, the Company received orders totaling $113.5 million. Of this amount, $58.4 million was for broadband transmission products, $49.8 million was for network access products, and $5.3 million was for bandwidth optimization products. Firm backlog shippable within a twelve-month period was approximately $24.8 million at the end of fiscal 1996, compared to approximately $5.5 million at the end of fiscal 1995. Broadband transmission products comprised 44% of the backlog for fiscal year 1996 and 7% for fiscal 1995. Network access products represented 54% of backlog in 1996 and 85% of backlog in 1995. The Company's order trend is characterized by short customer-scheduled delivery cycles. Accordingly, a substantial portion of sales in each fiscal quarter are derived from orders received in the quarter. In the Company's experience, its backlog at a given time is not necessarily indicative of prospective sales volume. In addition to the short delivery cycles, customers may revise scheduled delivery dates, revise product configuration or cancel orders.

Competition
-----------

         The Company competes in its markets based upon price/performance advantages offered by a number of its products, certain product features, and its ability to meet customer delivery requirements on a timely basis. Most of the Company's competitors have greater financial, technological and personnel resources than the Company. The Company's competitors in the broadband transmission market are predominantly large, full-line, integrated manufacturers of telecommunications equipment, such as AT&T, Fujitsu, Northern Telecom Limited, Alcatel, NEC and ADC. Many of these competitors have introduced newer SONET transmission products which the telephone operating companies are deploying in public networks. The availability of such SONET products by competitors provides a distinct product advantage for them in certain customer applications. However, the higher cost of the SONET products, typically 20-50% more expensive than the asynchronous transmission products, is providing a demand for the Company's asynchronous products in certain customer applications. The Company's principal competitors with respect to the network access product market include Premisys Communications, Newbridge Networks, Tellabs and Coastcomm. The Company believes that it has substantially strengthened its competitive position in this market with the availability of newer features for the Access50 and Access60 product lines, as well as with a broadened network of distributors. The Company also believes that the redundancy and the fail-safe nature of the Access50/60 architecture makes the product more suitable for the service providers market. Primary competitors for bandwidth optimization products are Fastcom and Symplex, which focus on data compression technologies for lower data rates in the range of 64Kbps. The Company believes that its data compression technology has significant cost and performance advantages for higher data rates in the range of 256Kbps and 1.544Mbps.

Research and Development
------------------------

         During fiscal 1996, the Company centralized its R&D efforts into two technology centers located in Norwood, Massachusetts and Fremont, California. In the broadband transmission product area, the Company is concentrating its research and development efforts on new products for delivering ATM-based advanced services in the local loop distribution portion of the telephone network. In the network access product area, development programs continue for further enhancements and newer features for digital loop access applications for Access50 and Access60 Network Access servers and Access35 Network Access Multiplexer. Programs for new products are based on market analysis and estimates of customer demand which are subject to continuing change. Therefore, there can be no assurance that sales of such products will meet current expectations.

         Spending on research and development activities of $18.0 million represented 19% of sales in fiscal 1996. This compares with $18.2 million in fiscal 1995 and $16.0 million in fiscal 1994 which represented 20% and 16% of sales in each year, respectively. The Company's overall spending for research and development is expected to remain at the 1996 level in fiscal 1997 to meet schedules for new products.

         From time to time the Company has employed consultants to perform research and development functions. The Company plans to continue this practice as a means of augmenting its internal research and development capabilities.


Employees
---------

         As of August 25, 1996, the Company had 388 employees, of whom 110 were in sales, sales support and marketing, 83 in product development, 145 in manufacturing and 50 in administration. Competition for highly skilled engineering, managerial, sales, marketing and product development personnel is very intense. The Company believes that its future success will depend in large part on its ability to attract and retain such individuals. Accordingly, the loss of key personnel could materially and adversely affect the Company's business, results of operations and financial condition. There can be no assurance that the Company will be successful in attracting and retaining the personnel required to engineer, manage, market or develop its products and conduct its operations successfully. The Company considers its employee relations to be excellent and is not a party to any collective bargaining agreement.

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

         During the latter half of fiscal 1996, the Company's management approved a plan to consolidate its manufacturing operations into its facility located in Norwood, Massachusetts. This plan is expected to be completed by the end of calendar 1996. Please refer to note 8 to the consolidated financial statements for a more complete discussion of the 1996 restructuring plan.

Approximately 85% of the Company's older network access equipment is manufactured by a subcontractor at facilities in Malaysia and Singapore. Inspection, final test and system assembly is performed at the Company's Fremont, California facility, which will move to Norwood, Massachusetts by end of calendar 1996. Approximately 20% of the Company's broadband transmission products are manufactured by a subcontractor in Singapore. Inspection, final test and system assembly is performed at the Company's Norwood, Massachusetts facility. The Company presently maintains a favorable relationship with these vendors and does not presently anticipate any difficulties that would prevent timely procurement of scheduled product. As a backup to these principal sub-contractors, the Company maintains an in-house ability to manufacture these products.

         The Company maintains a non-exclusive volume purchase agreement with a major distributor of electronic components. The benefits of this agreement to the Company are principally discounts and product availability at certain purchasing levels. This agreement does not contain purchase commitments. Although the Company has not experienced significant difficulty in obtaining desired quantities from any of its single sources or other vendors, business could be adversely affected if components used in its products were not available on a timely basis.

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

Executive Officers of Registrant
--------------------------------

         Following is a list of the Company's executive officers, within the meaning of item 401 (b) of Regulation S-K under the Securities Exchange Act of 1934.

   Name                      Age      Position
   ----                      ---      --------

   William B. Smith, Ph.D.   52       President and Chief Executive Officer

   John A. Ruggiero          60       Vice Chairman of the Board and
                                      Chief Financial Officer

   Wayne R. Lasson           50       Group Vice President and
                                      General Manager

   Kenneth J. Hamer Hodges   51       Vice President, Chief Technical Officer

   Richard J. Nardone        48       Vice President, Corporate Resources

   Anand S. Parikh           37       Vice President, Marketing and Business
                                      Development

   C.G. (Bill)  Waters       44       Vice President, Global Sales

   Philip D. Wilson          51       Vice President, Engineering



     Dr. Smith Has been Chief Executive Officer since March of 1996. He joined the Company as President and Chief Operating Officer in 1995. Prior to that he was Senior Vice President of US West, Inc. and President of US West Advanced Technologies since 1991. Prior to that, he was Executive Director of AT&T Bell Laboratories since 1986.

     Mr. Ruggiero has been Vice Chairman since March of 1996. Prior to that he was Chief Executive Officer since 1994. Prior to that he was Chief Operating Officer since 1993 and Executive Vice President, Chief Financial Officer and Secretary since 1986.

     Mr. Lasson joined the Company in November 1995 as Group Vice President and General Manager. Prior to that he was Senior Vice President, Video Products Division of Compression Labs, Inc., a manufacturer of video conferencing systems since 1992. Prior to that he was Corporate Vice President, Operations with Northern Telecom, Limited, a worldwide manufacturer of telecommunications systems since 1990.

     Mr. Hamer Hodges has been Vice President, Chief Technical Officer since October 1994 and previously was Vice President of the Research and Development activities for the Fiber Optics Division since 1992. Prior to that, he was Assistant Vice President of Engineering at Ascom Timeplex (a manufacturer of equipment for voice and data networks) since 1989.

     Mr. Nardone has been Vice President of Corporate Resources since March of 1996 and Vice President of Human Resources since September 1995. Prior to that he was Senior Manager of Human Resources at Ungermann-Bass Networks, Inc. ( a manufacturer of networking systems) since 1992. Prior to that he was Director of Human Resources at Proteon, Inc.( a manufacturer of networking systems).

     Mr. Parikh joined the Company as Vice President of Marketing and Business Development in 1995. Prior to that he was with Lightstream Corporation in Billerica, Massachusetts as Vice President, Strategic Business Development since 1994 and Vice President, Marketing since 1993. Prior to that, he was General Manager of the Broadband Networks Business Unit of UB Networks (formerly Ungerman Bass) a manufacturer of network equipment and software, since 1991. Prior to that, he held various senior management positions at Digital Equipment Corp. for nine years.

     Mr. Waters was appointed Vice President, Global Sales in 1996. Prior to that he was Vice President of North American Sales since 1995 and was Vice President, Network Access Division Sales since 1993. Prior to that, he was Vice President, Western Area Sales for Racal Datacom (a manufacturer of data communications equipment) for four years.

     Mr. Wilson joined the Company as Vice President, Engineering in March of 1996. Prior to that he held various senior management positions with Racal Datacom, a manufacturer of data communications equipment since 1991, most recently as Vice President of Engineering, LAN Products and Fiber Systems.

Item 2.  Properties
         ----------

         The Company's corporate offices and manufacturing operations are located in Norwood, Massachusetts. Engineering, sales and marketing activities are located in Norwood and Fremont, California.

         The Company leases a 216,000 square foot manufacturing, research and administration facility in Norwood, Massachusetts, that is owned by a limited partnership in which the Company has a 50% partnership interest. Approximately 60% of this facility is utilized by the Company. Excess costs associated with idle portions of the facility have been included in the restructuring charge recorded by the Company in fiscal 1993. On November 11, 1994, the Company entered into an agreement for the lease of an 85,000 square foot manufacturing, research and administration facility in Fremont, California. During fiscal 1996, portions of this facility were identified as excess following the consolidation of manufacturing operations into the Norwood, Massachusetts facility. The consolidation plan is expected to be complete by the end of calendar 1996. For a more complete discussion of excess facilities, please refer to note 8 to the consolidated financial statements.

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

Item 4.  Submission of Matters to a Vote of Securities Holders
         -----------------------------------------------------

         No matters were submitted to a vote of security holders of the Company through solicitation of proxies or otherwise, during the fourth quarter of fiscal 1996.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         -----------------------------------------------------------------
         Matters
         -------

Telco Systems' common stock is traded on the NASDAQ National Market under the symbol "TELC." The quarterly price ranges for the Company's common stock are as follows:
                                                     Fiscal Year
                                                     -----------
                                            1996                    1995
                                            ----                    ----
                                      High         Low        High        Low
                                     ------------------------------------------
First Quarter .................      14 3/4       9 3/4          18      11 5/8
Second Quarter ................      12 3/8       9 1/4      17 3/4      12 1/2
Third Quarter .................      16 3/8       8 3/8      13 5/8       9 5/8
Fourth Quarter.................      18 3/8      11 3/8          14       9 5/8



       The Company has never declared or paid any dividends on its common stock and does not plan to pay cash dividends in the foreseeable future.

       At August 25, 1996, the number of holders of the Company's common stock was 446. The Company believes that many of its shares are held by individual participants in security listing positions or "street names" and estimates there are an additional 6,900 beneficial holders as of August 25, 1996.


Item 6.  Selected Financial Data
         -----------------------

Five years ended August 25, 1996


                                          1996         1995         1994        1993          1992
                                               (Dollars in thousands except per share amounts)
Summary of Operations

 Backlog ..........................     $ 24,815      $ 5,527     $  7,251     $  6,714      $ 3,146
 Sales ............................       93,954       89,070      100,470       83,222       96,661
 Net income (loss)* ...............      (15,545)         628        4,770      (16,285)       5,909
 Earnings (loss) per share ........     $  (1.50)     $   .06     $    .48     $  (1.75)     $   .62
 Average shares and
 equivalents (thousands) ..........       10,357       10,345        9,858        9,300        9,567
 Year-end employment ..............          388          436          443          442          478
Balance Sheet

 Working capital ..................     $ 35,917      $49,915     $ 43,210     $ 36,989      $52,318
 Total assets .....................       79,504       82,439       82,202       80,551       88,932
 Long-term liabilities ............        3,350        3,490        4,443        7,852        5,615
 Total shareholders' equity .......     $ 53,997      $67,405     $ 61,548     $ 54,872      $70,695

----------

* The 1996 net loss includes $4,209 of restructuring costs; 1995 Net income includes $420 of restructuring credits; 1993 net loss includes $13,605 of restructuring costs.
   The Company has never declared or paid any dividends on its common stock.

Item 7.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

FISCAL 1996 COMPARED WITH FISCAL 1995

      Sales for fiscal 1996 increased 5% to $94.0 million compared with sales in fiscal 1995 of $89.1 million as increased shipments of broadband transmission products and the Company's new Access 50/60 products more than offset a decrease in sales of certain older low-end access products.

      Sales of broadband transmission products, which represented 50% of total sales, increased 30% in fiscal 1996 principally due to strong demand by some Regional Bell Operating Company (RBOC) customers for the Company's asynchronous products for use in local loop applications. Approximately 80% of the Company's sales of these products continued to be for provision of high bandwidth fiber optic services in the feeder or distribution section of the public telephone network. RBOCs represented 69% and 58% of sales of broadband transmission products in fiscal 1996 and fiscal 1995, respectively. Sales to one RBOC of broadband products amounted to 31% and 17% of total sales in FY96 and FY95, respectively. The Company has no assurance that RBOC customer demand will continue at the rate experienced in fiscal 1996. Accordingly, any significant decline would adversely impact financial results. Sales of network access products were 44% of total sales and decreased 12% in fiscal year 1996. This decrease was principally related to continued competitive pressure on certain older products which was partially offset by increased demand for the Company's new Access60 network access server and other new products. Sales of Bandwidth Optimization products declined 3% in fiscal 1996.

      Total orders booked in fiscal 1996 amounted to $113.5 million, an increase of 30% compared with fiscal 1995 orders of $87.3 million. Increased customer demand for both the Company's Access60 network access server and HyperSPAN broadband multiplexers accounted for this increase. The backlog of unfilled orders at August 25, 1996 increased 351% to $24.8 million compared with $5.5 million at the previous year end. The year end backlog is reflective of increased demand for both network access products and broadband transmission products and also includes early receipt of some customer stocking orders. The Company believes that it has sufficient manufacturing capacity to meet the increased demand.

      The Company's major customers include telephone operating companies and interexchange carriers. Sales to RBOC customers and other major telephone companies represented 42% of total sales in fiscal 1996 compared with 35% of total sales in fiscal 1995. The major interexchange carriers represented 19% and 23% of sales in fiscal 1996 and fiscal 1995, respectively.

      The Company recorded a net loss of $15.5 million or $1.50 per share for fiscal 1996 compared with net income of $0.6 million or $.06 per share in fiscal 1995. The fiscal 1996 net loss included a $4.2 million restructuring charge discussed in Note 8 to the financial statements. In addition, year end results included non-recurring charges resulting from the transfer of manufacturing operations from the Company's Fremont, California, facility to its facility located in Norwood, Massachusetts, which were recorded in the third quarter. As a result of lower operating costs experienced after these actions, a favorable adjustment to the third quarter restructuring charge of $0.5 million and record sales in the fourth quarter of fiscal 1996, the Company reported net income of $1.2 million or $.11 per share on sales of $29.6 million .

      Gross profit in fiscal 1996 was $36.7 million and represented 39% of sales compared with $40.5 million or 46% of sales in fiscal 1995. Gross profit was adversely affected by additional costs for facility consolidations and by lower product margins on the initial production of new network access products. In addition, the Company experienced increased competitive pricing pressures on older network access products.

      Spending for research and development in fiscal 1996 was slightly below the fiscal 1995 level. Lower spending resulted as development efforts for certain broadband products were curtailed in conjunction with the Company's restructuring activities discussed in Note 8 to the financial statements. Research and development represented 19% of sales in fiscal 1996 and 20% of sales in fiscal 1995. The Company anticipates that R&D spending will remain at this level in fiscal 1997 as new features are added to existing products, and products are modified to compete in the international marketplace. In addition, development efforts are increasing for a next generation broadband product for the future.

      Sales, marketing and administration expense increased 33% to $30.4 million compared with $22.9 million in fiscal 1995. Increased expenses resulted from domestic sales channel development, international selling and marketing activities and certain non-recurring administrative charges relating to facility consolidations. Sales, marketing and administrative expenses represented 32% of sales in fiscal 1996 and 26% of sales in fiscal 1995.

      During the third quarter of fiscal 1996, the Company's management approved a plan to restructure its operations. As a result, the Company recorded a restructuring charge of $4.2 million which was net of a recovery of $0.6 million associated with restructuring activities recorded in fiscal 1993. The charge included costs associated with excess facility costs in Fremont, California, the write-down of certain assets to net realizable value, and employee severance costs. For a more complete discussion of the 1996 restructuring charge, please refer to Note 8 to the financial statements.

      Amortization expense relates to the acquisition of the broadband family of products in 1983, certain channel bank products in 1984, and the acquisition of Magnalink Communications Corporation in 1992. Amortization expense was $0.8 million in both fiscal 1996 and fiscal 1995.

      Interest income was $1.1 million in fiscal 1996 compared with $1.6 million in fiscal 1995. This decrease was principally related to a lower level of average cash equivalents and short-term investments in fiscal 1996 compared with fiscal 1995.

      In fiscal 1996, the Company's operating loss did not generate currently available tax benefits. In fiscal 1995, no tax provision was recorded due to the availability of tax benefits relating to prior year operating losses and tax credits not previously benefited.

FISCAL 1995 COMPARED WITH FISCAL 1994
        Sales for fiscal 1995 decreased 11% to $89.1 million compared with $100.5 million in fiscal 1994. This decrease was principally related to a lower level of shipments of broadband transmission products and network access products and was partially offset by an increase in shipments of bandwidth optimization products.

   Sales of broadband transmission products decreased 21% compared with fiscal 1994. The Company experienced a decline in demand for its principal FOX and 828 families of broadband transmission products as customers increased deployment of competitive synchronous optical network transmission (SONET) products. Sales to Regional Bell Operating Companies (RBOCs) represented 58% and 60% of broadband transmission product sales in fiscal 1995 and fiscal 1994, respectively. Approximately 80% of the Company's sales of these products continued to be for provision of high bandwidth fiber optic services in the feeder or distribution section of the public telephone network.

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

   Total Company orders booked during fiscal 1995 amounted to $87.3 million which reflected a decrease of 14% compared with fiscal 1994. The backlog of unfilled orders was $5.5 million at year end compared with $7.3 million at the previous year end. In fiscal 1995, the Company's major customers included telephone operating companies and interexchange carriers. The RBOCs and major telephone companies accounted for 35% of sales in fiscal 1995 and 43% of sales in fiscal 1994. The major interexchange carriers represented 23% of total sales in fiscal 1995 and 19% of total sales in fiscal 1994.

   Net income for the year amounted to $0.6 million or $.06 per share compared with $4.8 million or $.48 per share in fiscal 1994. Lower net income was principally related to lower sales volume and increased spending for research and development, offset in part by higher interest income.

   Gross profit in fiscal 1995 was $40.5 million or 45.5% of sales. In comparison, fiscal 1994 gross profit was $44.7 million or 44.5 % of sales. Most significant to the lower gross profit amount was the reduced sales volume, somewhat offset by an improvement in gross margin percent principally due to favorable product mix.

   The Company continued heavy investment for next generation products with research and development expense of $18.2 million in fiscal 1995, an increase of 14% compared with fiscal 1994. Spending for research and development represented 20% of sales in fiscal 1995 compared with 16% in fiscal 1994.

   Sales, marketing and administration expense was $22.9 million in fiscal 1995, approximately the same level as fiscal 1994. During fiscal 1995, existing resources were realigned to focus on strategic business initiatives and planning for opportunities in the international marketplace.

   The fiscal 1993 restructuring charge of $13.6 million associated with the reorganization of the Broadband Transmission Products Business Unit encompassed a reduction in employment, consolidation of facilities, and the write-down of certain assets (see Note 8 to Consolidated Financial Statements). At the end of fiscal 1995, the status of the excess facilities was unchanged from fiscal 1993. Costs relating to the vacated space of $1.1 million and $1.4 million were charged to the restructuring reserve in fiscal 1995 and fiscal 1994, respectively. Final disposition of certain assets previously written down resulted in a gain of $0.4 million, which was reported as a restructuring credit in the fiscal 1995 results of operations.

   Amortization expense was $0.8 million in both fiscal 1995 and 1994. Amortization expense relates to the acquisition of the broadband family of products in 1983, certain channel bank products in 1984, and the acquisition of Magnalink Communications Corporation in 1992.

   Interest expense of $0.2 million in fiscal 1994 related to the remaining balance of 11% convertible subordinated notes which were paid in full during the fourth quarter of fiscal 1994.

   Interest income was $1.6 million and $0.8 million in fiscal 1995 and fiscal 1994, respectively. This increase resulted from higher interest rates earned on a higher level of cash equivalents and short-term investments.

   Income tax expense in fiscal 1995 was not provided due to the utilization of operating losses and tax credits not previously benefited. In fiscal 1994, income tax expense was $0.7 million, which represented an effective rate of 12.7%.

LIQUIDITY AND CAPITAL RESOURCES

      During fiscal 1996, cash and short-term investments decreased $14.1 million resulting in a year end balance of $15.0 million compared with the previous year end balance of $29.1 million. Net cash used for the year was an outflow of ($16.1 million). In addition to operating losses discussed above, cash in the amount of ($14.1 million) was used to fund increases in inventory ($6.1 million) and accounts receivable ($8.0 million) due to increased sales volume in the second half of the year. Capital expenditures for development and manufacturing equipment used ($6.3 million). These outflows were partly offset by increased vendor accounts payable of $7.3 million and proceeds from the exercise of stock options of $2.0 million.

      Working capital decreased to $35.9 million at fiscal year end compared with $49.9 million at the previous year end. The ratio of current assets to current liabilities was 2.6 at August 25, 1996, down from 5.3 at August 27, 1995.

      The Company has a $10.0 million line of credit with the Bank of Boston which is available until September 30, 1997. Borrowings may be made at the bank's prime rate plus one and one half percent. Although the Company did not utilize the line during fiscal 1996, approximately $1.1 million has been reserved to support various guarantees in effect at August 25, 1996.

      Management believes that cash, short-term investments and the availability of its line of credit will be adequate to support operating cash requirements for the foreseeable future.

         The Company has never declared or paid cash dividends on its capital stock and does not anticipate a change to this practice in the foreseeable future.

FACTORS THAT MAY AFFECT FUTURE FINANCIAL RESULTS

      The stockholders' letter and discussions in this annual report include statements concerning the Company's future products, expenses, revenue, liquidity and cash needs as well as the Company's future operations and financial results. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Numerous factors, such as economic and competitive conditions, incoming order levels, shipment volumes, and product margins, could cause actual results to differ from those described in these statements and prospective investors and stockholders should carefully consider the foregoing factors as well as those set forth below in evaluating these forward-looking statements.

      The Company's backlog may not be representative of actual sales for any succeeding period because of the timing of orders, delivery intervals, customer and product mix, the possibility of changes in delivery schedules, and additions or cancellation of orders. In addition, a significant portion of the Company's sales in any quarter result from orders received in the same period; thus, order delays could have a material adverse impact on sales and profit.

      The Company operates in a highly competitive environment and in a highly competitive industry, which include significant pricing pressures and intense competition for skilled employees. Accordingly, the Company may from time to time experience unanticipated intense competitive pressure, possibly causing operating results to vary from those expected.

      The Company's future operating results are dependent on its ability to develop, produce and market new and innovative products and services. Critical to the Company's growth strategy is the acceptance of the Access60 product and certain broadband products. There are numerous risks inherent in this complex process, including rapid technological change and the requirement that the Company bring to market in a timely fashion new products and services which meet customers' changing needs.

      Historically, the Company has generated a disproportionate amount of its operating revenues toward the end of each quarter, making precise prediction of revenues and earnings particularly difficult and resulting in risk of variance of actual results from those forecast at any time. In addition, the Company's operating results historically have varied from fiscal period to fiscal period. Accordingly, the Company's financial results in any particular fiscal period are not necessarily indicative of results for future periods.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------
         Index to Consolidated Financial Statements and Financial Schedules Page
         ------------------------------------------------------------------ ----

         Report of Ernst & Young LLP Independent Auditors                    17

         Consolidated Statements of Operations                               18

         Consolidated Balance Sheets                                         19

         Consolidated Statements of Shareholders' Equity                     20

         Consolidated Statements of Cash Flows                               21

         Notes to Consolidated Financial Statements                          22

         Supplementary Data (Unaudited)                                      29

         Consolidated Financial Statement Schedules:                         30
              Schedule II-Valuation and Qualifying Accounts
              (All other schedules for which provision is made in Regulation S-X are not required or are inapplicable and therefore have been omitted.)

 REPORT OF INDEPENDENT AUDITORS


 To the Board of Directors and Shareholders of Telco Systems, Inc.

         We have audited the accompanying consolidated balance sheets of Telco Systems, Inc. as of August 25, 1996, and August 27, 1995 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended August 25, 1996. Our audits also included the financial statement schedule listed in the index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telco Systems, Inc. at August 25, 1996, and August 27, 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 25, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, present fairly, in all material respects the information set forth therein.


 ERNST & YOUNG LLP


 Boston, Massachusetts

 October 16, 1996

 CONSOLIDATED STATEMENTS OF OPERATIONS                      Telco Systems, Inc.

Three years ended August 25, 1996          1996          1995          1994
-------------------------------------------------------------------------------
                                        (in thousands except per share amounts)

Net sales.............................   $ 93,954       $89,070      $100,470

Costs and expenses

Cost of products sold ................     57,285        48,559        55,768
Research and development .............     17,991        18,207        15,955
Sales, marketing and administration ..     30,408        22,945        23,082
Restructuring costs (credit) .........      4,209          (420)           --
Amortization of intangible assets ....        752           783           824
Interest expense .....................         --            --           225
Interest income ......................     (1,146)       (1,632)         (845)
                                         --------       -------      --------
                                          109,499        88,442        95,009
                                         --------       -------      --------
(Loss) income before income taxes ....    (15,545)          628         5,461
Income tax provision .................         --            --           691
                                         --------       -------      --------
Net (loss) income ....................   $(15,545)      $   628      $  4,770
                                         --------       -------      --------

Average shares and equivalents .......     10,357        10,345         9,858

Net (loss) income per share ..........   $  (1.50)      $   .06      $    .48


 See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS                                 TELCO SYSTEMS, INC.

August 25, 1996 and August 27, 1995                         1996           1995
--------------------------------------------------------------------------------
                                                          (Dollars in thousands)
Assets
Current assets:
  Cash and equivalents .................................  $ 8,461         $18,208
  Short-term investments ...............................    6,581          10,895
  Accounts receivable, less allowance for
  doubtful accounts of $676 in 1996 ($649 in 1995) .....   18,025          10,047
  Refundable income taxes ..............................      702           1,251
  Inventories, net .....................................   23,495          18,473
  Other current assets .................................      810           2,585
                                                          -------         -------
     Total current assets ..............................   58,074          61,459
                                                          -------         -------

Plant and equipment, at cost ...........................   45,941          41,720
  Less accumulated depreciation ........................   33,411          31,114
                                                          -------         -------
     Net plant and equipment ...........................   12,530          10,606
                                                          -------         -------
Intangible and other assets, less accumulated
  amortization of $10,935 in 1996($10,292 in 1995) .....    8,900          10,374
                                                          -------         -------
  Total assets .........................................  $79,504         $82,439
                                                          =======         =======
Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable .....................................  $11,243         $ 3,952
  Payroll and related liabilities ......................    1,917           2,628
  Other accrued liabilities ............................    8,997           4,964
                                                          -------         -------
     Total current liabilities .........................   22,157          11,544
                                                          -------         -------

Restructuring and other long-term liabilities ..........    3,350           3,490

Shareholders' equity:
  Preferred stock, $.01 par value, 5,000,000
  shares authorized; no shares outstanding .............       --              --
  Common stock, $.01 par value, 24,000,000
    shares authorized; shares outstanding: 10,519,529 at
    August 25, 1996; 10,230,624 at August 27, 1995 .....      105             102
  Capital in excess of par value .......................   74,267          71,566
  Accumulated deficit ..................................  (19,808)         (4,263)
  Unearned compensation - restricted stock .............     (567)             --
                                                          -------         -------
        Total shareholders' equity .....................   53,997          67,405
                                                          -------         -------
  Total liabilities and shareholders' equity ...........  $79,504         $82,439
                                                          =======         =======



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY             TELCO SYSTEMS, INC.

Three years ended August 25, 1996
-------------------------------------------------------------------------------

                                            Common Stock
                                          -----------------   Paid-in   Unearned    Accum
                                          Shares     Amount   Capital Compensation Deficit     Total
                                          ------     ------   ------- ------------ -------     -----
                                                              (Dollars in thousands)


Balance, August 29, 1993..............   9,345,660    $ 93    $64,440    $  --    $(9,661)    $ 54,872
                                        ----------    ----    -------    -----    --------    --------

Net income for year...................                                               4,770       4,770
Issuance of common stock:
  Employee stock purchase plan........      53,105                389                              389
  Exercise of stock options...........     250,286       3      1,514       --          --       1,517
                                        ----------    ----    -------    -----    --------    --------
Balance, August 28, 1994..............   9,649,051      96     66,343       --      (4,891)     61,548
                                        ----------    ----    -------    -----    --------    --------

Net income for year...................                                                 628         628
Issuance of common stock:
  Employee stock purchase plan........      56,005       1        504                              505
  Exercise of stock options...........     525,568       5      4,719       --          --       4,724
                                        ----------    ----    -------    -----    --------    --------
Balance, August 27, 1995..............  10,230,624     102     71,566       --      (4,263)     67,405
                                        ----------    ----    -------    -----    --------    --------

Net (loss) for year...................                                             (15,545)    (15,545)
Issuance of common stock:
  Employee stock purchase plan........      56,010                514                              514
  Exercise of stock options...........     173,895       2      1,533                            1,535
  Restricted stock, net...............      59,000       1        654     (655)
Amortization of unearned compensation.                                      88                      88
                                        ----------    ----    -------    -----    --------    --------
BALANCE, AUGUST 25, 1996..............  10,519,529    $105    $74,267    $(567)   $(19,808)   $ 53,997
                                        ==========    ====    =======    =====    ========    ========



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                       TELCO SYSTEMS, INC.

Three years ended August 25, 1996                              1996          1995          1994
------------------------------------------------------------------------------------------------
                                                              (Dollars in thousands)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS

Cash Flows from Operating Activities
   Net (loss) income .....................................   $(15,545)     $    628      $  4,770
   Depreciation and amortization .........................      5,324         4,982         5,330
   Restructuring costs (credit) ..........................      4,209          (420)           --
   Amortization of unearned compensation .................         88            --            --
Change in assets and liabilities
   Accounts receivable, net ..............................     (7,978)        5,017        (4,051)
   Refundable income taxes ...............................        549        (1,251)        2,060
   Inventories, net ......................................     (6,074)       (3,229)        2,335
   Other current assets ..................................      1,775           320          (529)
   Other assets ..........................................         25          (924)         (128)
   Accounts payable and other current liabilities ........      9,585        (4,401)        2,271
   Restructuring liabilities .............................     (1,845)         (469)       (3,176)
   Long-term liabilities .................................        113          (330)         (120)
                                                             --------      --------      --------
Net cash (used in) provided by operating activities ......     (9,774)          (77)        8,762
                                                             --------      --------      --------

Cash Flows from Investing Activities
   Additions to plant and equipment, net .................     (6,336)       (2,257)       (2,248)
   Purchase of short-term investments ....................    (24,350)      (29,665)      (15,692)
   Maturities of short-term investments ..................     28,664        29,716         4,746
                                                             --------      --------      --------
   Net cash (used in) investing activities . .............     (2,022)       (2,206)      (13,194)
                                                             --------      --------      --------

Cash Flows from Financing Activities
   Proceeds and related tax benefits from sale of common
     shares under employee stock plans ...................      2,049         5,229         1,906
   Payments on long-term debt ............................         --            --        (4,000)
                                                             --------      --------      --------
   Net cash provided by (used in) financing activities ...      2,049         5,229        (2,094)
                                                             --------      --------      --------

(Decrease) increase in cash and equivalents ..............     (9,747)        2,946        (6,526)
Cash and equivalents at beginning of year ................     18,208        15,262        21,788
                                                             --------      --------      --------
Cash and equivalents at end of year ......................   $  8,461      $ 18,208      $ 15,262
                                                             --------      --------      --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid During the Year
   Interest ..............................................   $     --      $     --      $    299
   Income taxes ..........................................   $     89      $  1,235      $    544




See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  TELCO SYSTEMS, INC.


NOTE 1  SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION The financial statements consolidate the accounts of Telco Systems, Inc., and its subsidiaries (the Company). Intercompany accounts and transactions have been eliminated. The Company's fiscal year is the 52- or 53-week period ending on the last Sunday in August. All years presented are 52-week periods. Certain amounts reported in prior years have been reclassified to be consistent with the current year's presentation.

     The Company has 50% limited partnership interests in two real estate partnerships which are accounted for by the equity method of accounting. The aggregate net investment in these partnerships on the accompanying balance sheets is not material (See Note 7).


In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." The Company has determined that it will continue to account for stock-based compensation under Accounting Principles Board No. 25 and elect the disclosure-only alternative under SFAS No. 123. The Company will be required to disclose the pro forma net income or loss and per share amounts in the notes to the financial statements using the fair value based method beginning in the fiscal year ending August 31, 1997 with comparable disclosures for the fiscal year ending August 25, 1996.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
REVENUE RECOGNITION Revenues from product sales are recognized at time of shipment to customer.
PRODUCT WARRANTY Expected future product warranty liability is provided for when the product is sold.
CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS The Company classifies all of its marketable securities as available-for-sale securities. These securities are stated at their fair value. There are currently no unrealized holding gains and losses. The Company considers all highly liquid investments with maturity of 91 days or less to be cash equivalents. Those instruments with maturities greater than 91 days and less than twelve months are classified as short-term investments. Cash equivalents and short-term investments are carried at market, and consist of U.S. Government securities, bank certificates of deposit and corporate issues. All securities mature within twelve months.
INVENTORIES Inventories are stated at the lower of cost or market. The cost of products sold is based on standard costs, which approximate actual costs as determined by the first-in, first-out method.

     Inventories at fiscal year end were as follows:
                                                         1996       1995
                                                       -------------------
                                                         (in thousands)

Raw material......................................     $12,112     $ 9,101
Work-in-process...................................       5,560       3,060
Finished goods ...................................       5,823       6,312
                                                       -------     -------
                                                       $23,495     $18,473
                                                       =======     =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  TELCO SYSTEMS, INC.

PLANT AND EQUIPMENT Additions to plant and equipment are recorded at cost. Depreciation is determined by using the straight-line method over the estimated useful lives of the assets - three to eight years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful life or the lease term.

     Plant and equipment, at cost, at fiscal year end were as follows:
                                                            1996         1995
                                                           -------------------
                                                              (in thousands)
Machinery and equipment.............................       $31,214     $30,154
Furniture and leasehold improvements................        14,727      11,566
                                                           -------     -------
                                                           $45,941     $41,720
                                                           =======     =======



INTANGIBLE AND OTHER ASSETS Intangible assets arising in connection with business acquisitions were $7,791,000 and $8,922,000 at August 25, 1996 and August 27, 1995, respectively. They are amortized over lives ranging from seven to twenty-five years using the straight-line method, with an average remaining life of 11.7 years. The carrying value of goodwill is reviewed periodically based on the undiscounted cash flows of the entities acquired over the remaining amortization period. Should this review indicate that goodwill will not be recoverable, the carrying value will be reduced by the estimated shortfall of undiscounted cash flows. Software development costs are capitalized after a product's technological feasibility has been established. At August 25, 1996 and August 27, 1995, intangible and other assets included $41,000 and $279,000, respectively, of software development costs. Amortization of software development costs is provided using the straight-line method over an estimated economic life of three years. During the three fiscal years ended 1996, related amortization expense charged to cost of goods sold was $328,000, $273,000, and $44,000, respectively.
CONCENTRATIONS OF CREDIT RISK Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. The Company's temporary cash investments, which are principally limited to U.S. Government securities and bank certificates of deposit, are subject to minimal risk. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited.
EARNINGS (LOSS) PER SHARE Earnings (loss) per share is based on the weighted average number of common shares outstanding and common stock equivalents, if dilutive. Fully diluted earnings per share did not differ significantly from primary earnings per share in any year. Net loss per share in fiscal 1996 did not consider common stock equivalents as the effect would be antidilutive.

NOTE 2  DESCRIPTION OF BUSINESS
     The Company is engaged in a single business segment constituting the development, manufacturing, and marketing of broadband transmission products, network access products, and bandwidth optimization products for the telecommunications industry. Regional Bell Operating Companies (RBOC), independent telephone companies, and interexchange carriers are the primary users of the Company's products. Sales to the RBOCs accounted for 43% of sales in fiscal 1996, 29% of sales in fiscal 1995, and 37% of sales in fiscal 1994. RBOC sales include sales to one RBOC of 31% in fiscal 1996, 17% in fiscal 1995, and 21% in fiscal 1994. In fiscal 1996, two additional customers each represented 13% and 11% of sales. In fiscal 1995 and 1994, one additional customer represented 18% and 14% of sales, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 TELCO SYSTEMS, INC.

NOTE 3  INCOME TAXES

     The components of the provision for income taxes were as follows:

                                                               Fiscal Year
                                                1996         1995       1994
                                                ----         ----       ----
Federal                                                (in thousands)
     Current .............................     $(1,105)      $(821)    $1,321
     Deferred.............................       1,105         821       (730)
State
     Current .............................           0           0        100
                                               -------       -----     ------
                                               $     0       $   0     $  691
                                               =======       =====     ======


SFAS 109, "Accounting for Income Taxes", requires that a valuation reserve be established if it is "more likely than not" that realization of the tax benefits will not occur. The valuation reserve was $13,063,000 at August 25, 1996 and $6,709,000 at August 27, 1995, an increase of $6,354,000. This increase is due principally to the net operating loss carryforward generated in the current year and the increase in available tax credits as a result of carrying back losses to previous years. Both of these items have been fully reserved.

     At August 25, 1996, the Company had net operating loss carryforwards available to reduce future taxable income of $7,700,000. To the extent not utilized, the U.S. Federal net operating loss will expire in 2011. The Company also had unused research and development and investment tax credit carryforwards of $3,500,000 at August 25, 1996, which expire from fiscal years 1999-2011.

The provision (benefit) for income taxes differs from the amount computed using the statutory rate as follows:
                                                                  Fiscal Year
                                                                  -----------
                                                   1996         1995       1994
                                                  ------------------------------
                                                         (in thousands)
Federal income taxes at statutory rate........... $(5,285)     $ 214      $1,857
Loss producing no current tax benefit............   5,024         --          --
Previously unbenefited deferred items ...........      --       (566)         --
Amortization of goodwill.........................     247        267         280
Tax credits......................................      --         --        (810)
Benefit of loss carryforward.....................      --         --        (730)
Other............................................      14         85          94
                                                  -------      -----      ------
Income tax provision ............................ $     0      $   0      $  691
                                                  =======      =====      ======


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  TELCO SYSTEMS, INC.

     The components of deferred tax assets and liabilities at fiscal year end are as follows:

                                                      1996        1995
                                                      ----------------
                                                       (in thousands)
DEFERRED TAX ASSETS
Restructuring costs................................. $ 2,942     $ 2,403
Inventory and other reserves .......................   4,384       3,675
Net operating loss carryforward.....................   3,173          --
Tax credit carryforward.............................   3,543       2,700
Other ..............................................     187         304
                                                     -------     -------
                                                      14,229       9,082
Valuation reserve .................................. (13,063)     (6,709)
                                                     -------     -------
Total deferred tax assets...........................   1,166       2,373
                                                     -------     -------
DEFERRED TAX LIABILITIES
Accelerated tax deduction ..........................   1,188       1,110
Amortization........................................     287         308
Depreciation........................................    (250)       (110)
Other ..............................................     (59)        (40)
                                                     -------     -------
Total deferred tax liabilities .....................   1,166       1,268
Net deferred tax assets............................. $     0     $ 1,105
                                                     =======     =======

NOTE 4 ACCRUED LIABILITIES
  Accrued liabilities at fiscal year end were as follows:
                                                                    1996        1995
                                                                   -----------------
                                                                    (in thousands)
Restructuring costs...................................            $2,322      $1,295
Warranty and rework ..................................             1,173         772
All other accrued liabilities.........................             5,502       2,897
                                                                  ------      ------
                                                                  $8,997      $4,964
                                                                  ======      ======


NOTE 5  LINE OF CREDIT
     The Company has a $10.0 million line of credit with the Bank of Boston. Under the facility, which expires September 30, 1997, borrowings may be made at the bank's prime rate plus one half of one percent. During fiscal 1996 and fiscal 1995, the Company had no borrowings under the line of credit and had no other short-term bank debt outstanding. Portions of the line have been reserved to support various guarantees including the loan discussed in Note 7, leaving unreserved credit of $8.9 million available at August 25, 1996.

NOTE 6  LONG-TERM LIABILITIES
     At August 25, 1996 and August 27, 1995, restructuring and other long-term liabilities include $2.6 million and $2.9 million, respectively, of restructuring costs discussed in Note 8.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  TELCO SYSTEMS, INC.


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

     Minimum annual lease commitments under non-cancelable operating leases for facilities and equipment as of August 25, 1996 are set forth in the following table. Amounts relating to excess facilities included herein have been accrued as discussed in Note 8:

                                         Gross Lease      Sub-lease        Net Lease
Fiscal Year                                Payments        income          Payments
------------------------------------------------------------------------------------
                                                                      (in thousands)
1997..................................      $ 2,642         $  496           $ 2,146
1998..................................        2,618            591             2,027
1999..................................        2,738            528             2,210
2000..................................        2,813            390             2,423
2001..................................        2,794            293             2,501
Beyond................................        9,385             --             9,385
                                            -------         ------           -------
                                            $22,990         $2,298           $20,692
                                            =======         ======           =======

     Rent expense under operating leases was $2.9 million in fiscal 1996, $2.4 million in fiscal 1995 and $3.0 million in fiscal 1994.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  TELCO SYSTEMS, INC.


NOTE 8 RESTRUCTURING COSTS

     During fiscal 1996, the Company's management approved a plan to restructure its operations and recognized the following charges (in thousands):

Excess Facilities                                                 $2,225
Write-down of assets to net realizable value                       1,589
Employee severance costs                                           1,034
Restructuring credit relating to 1993 excess facilities costs       (639)
                                                                  ------
                                                                  $4,209
                                                                  ======


     The Company has implemented this restructuring plan in order to be able to better respond to rapidly growing domestic and international markets. The plan includes identifying operational efficiencies while maintaining the Company's long-standing reputation for service and quality. The primary operational efficiency to be implemented is the consolidation and move of manufacturing operations from the Company's Fremont, California, site to the Norwood, Massachusetts, location by the end of calendar year 1996. The Company's technology centers of excellence will continue to be located both in Fremont and Norwood.

     The reserve for excess facilities costs was established for future cash expenditures relating to unoccupied space at the Company's Fremont facility resulting from the manufacturing consolidation. These costs include lease payments, utilities, maintenance, property taxes and other related expenses. At August 25, 1996, $2,175,000 was remaining to cover these expenditures which included a current liability of $685,000 and a long-term liability of $1,490,000.

     The reserve for asset write-downs includes inventory relating to management's decision to discontinue the development of certain products, fixed asset production tools, and unamortized goodwill specifically related to these product lines.

     The reserve for employee severance costs includes charges relating to a staff reduction of 28 employees resulting from cost containment measures including the restructuring of the Engineering, Sales, Marketing and Administration organizations as well as the decision to discontinue the development of certain products. In addition, the reserve consists of severance costs to be paid to approximately 50 employees at the Fremont site whose positions will be eliminated upon the consolidation of manufacturing operations in Norwood. At August 25, 1996, the balance of severance costs was $528,000. Final payments are expected to be made upon completion of the facility relocation.

      The fiscal 1996 restructuring provisions were determined based on significant estimates prepared at the time the restructuring actions were approved by management. At August 25, 1996, the Company expects that the cost of completing the restructuring programs will approximate the original estimates.

     The credit relating to the 1993 restructuring charge represents the net cash flows to be received from a recently entered sublease which will absorb approximately 44% of the excess facility space reserved in fiscal 1993. As of August 25, 1996, the remaining fiscal 1993 restructuring reserve of $2.2 million was solely for the remaining excess facility costs in Norwood.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  TELCO SYSTEMS, INC.


NOTE 9  EMPLOYEE BENEFIT PLANS
     Under the Company's 1980 Stock Option Plan, the 1988 Non-Qualified Stock Option Plan, and the 1990 Stock Option Plan (the Plans), officers, directors, and key employees have been granted options to purchase shares of the Company's common stock at a price equal to the market value at the date of grant. Options normally become exercisable ratably over a 48 month period, commencing six months from the date of grant, and expire after ten years. At August 25, 1996, 1,315,156 shares of common stock were reserved for issuance under the Plans.

     On February 15, 1996, 92,000 restricted shares of the Company's common stock were granted and issued to certain key employees. Shares were awarded in the name of each of the participants who have all the rights of other stockholders, subject to certain restrictions and forfeiture provisions. For the year ended August 25, 1996, 33,000 shares were forfeited due to employee terminations. Restrictions on the shares expire equally on the anniversary date of the award over the next four years.

     The market value of the shares awarded, net of forfeitures was $656,000 on the date of grant. This amount has been recorded as unearned compensation - restricted stock and is shown as a separate component of stockholder's equity.
Unearned compensation is being amortized to expense over the four year vesting period. A summary of the activity in the stock option plans for fiscal 1996, 1995, and 1994 is presented as follows:

                                      Available      Options      Option Price
Stock Option Plans                   For Options   Outstanding     Per Share
------------------                   -----------   -----------    ------------

Balance at August 29, 1993.......      551,014     1,115,558    $2.13 - $17.13
                                      --------     ---------    --------------
  Grants.........................     (527,500)      527,500    $8.38 - $14.50
  Exercised......................                   (250,286)   $2.13 - $11.25
  Canceled.......................      143,922      (143,922)   $3.38 - $17.13
  Expired........................         (500)
                                      --------     ---------    --------------
Balance at August 28, 1994.......      166,936     1,248,850    $2.13 - $15.88
                                      --------     ---------    --------------
  Grants.........................     (395,456)      395,456    $9.88 - $16.75
  Authorized under 1990 plan.....      250,000
  Exercised......................                   (525,568)   $2.13 - $15.50
  Canceled.......................      159,439      (159,439)   $3.38 - $16.25
  Expired........................       (1,167)
                                      --------     ---------    --------------
Balance at August 27, 1995.......      179,752       959,299    $2.25 - $16.75
                                      --------     ---------    --------------
  Authorized under 1990 Plan.....      350,000
  Grants.........................     (572,305)      572,305    $9.63 - $16.38
  Exercised......................                   (173,895)   $3.00 - $16.25
  Canceled.......................      182,887      (182,887)   $3.38 - $16.38
                                      --------     ---------    --------------
Balance at August 25, 1996.......      140,334     1,174,822    $2.13 - $16.75
                                      ========     =========    ==============


     At August 25, 1996, August 27, 1995 and August 28, 1994, there were 464,767 shares, 413,495 shares and 729,480 shares exercisable, respectively.

     Under the Company's 1983 Employee Stock Purchase Plan, eligible employees may purchase shares of common stock through payroll deductions (up to a maximum of 10% of their salary) at a price equal to 85% of the lower of the stock's fair market value at the beginning or at the end of each six month offering period. There were 55,975 shares issuable under the Plan for fiscal 1996 of which 26,276 were outstanding at August 25, 1996. For fiscal 1995 and 1994, 56,005 shares and 53,105 shares, respectively, were issued under the Plan. At August 25, 1996, 102,896 shares of common stock were reserved for issuance under the Plan.

     Under the Company's Savings Plan, a defined contribution savings plan under the provisions of Internal Revenue Code Section 401(k), the Company contributes up to 3% of base pay to a fund which is held by a trustee. All employees are eligible to participate in the plan and are entitled, upon termination or retirement, to receive their vested portion of the savings fund assets. The unvested portion remains in the Plan and is used to reduce future Plan expense. Total Plan expense was $547,000 in fiscal 1996, $525,000 in fiscal 1995, and $503,000 in fiscal 1994.

                               SUPPLEMENTARY DATA


QUARTERLY INFORMATION                                      TELCO SYSTEMS, INC.

   Quarterly financial information (unaudited) is as follows:

                                             First     Second       Third      Fourth
                                            Quarter    Quarter     Quarter     Quarter
                                            -------    -------     -------     -------
1996                                      (Dollars in thousands except per share amounts)
Sales ..............................        $20,533    $20,577    $  23,223    $  29,621
Gross profit........................        $ 8,421    $ 8,565    $   8,049    $  11,634
Net income (loss)...................        $(2,620)   $(2,679)   $*(11,454)   $  *1,208
Net income (loss) per share.........        $  (.26)   $  (.26)   $   (1.10)   $     .11

1995
Sales ..............................        $26,217    $22,877    $  20,656    $  19,320
Gross profit........................        $11,835    $10,812    $   9,596    $   8,268
Net income .........................        $ 1,544    $ 1,255    $    (940)   $**(1,231)
Net income per share................        $   .15    $   .12    $    (.09)   $    (.12)


----------

* Fiscal 1996 net (loss) income includes a restructuring charge of $4,659 in the third quarter and a restructuring credit of $450 in the fourth quarter.

**   Fourth quarter 1995 net loss includes $420 restructuring credit


                                  SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)
                                              Three Years Ended August 27, 1995
                                              ---------------------------------
                                                1996        1995        1994
                                                ----        ----        ----
Allowance for Doubtful Accounts:
   Balance at beginning of period........        $649      $ 797        $ 806
   Charges to costs and expenses.........         102         63          220
   Deductions............................         (75)      (211)        (229)
   Balance at end of period..............        $676      $ 649        $ 797

Warranty and Rework Reserve:
   Balance at beginning of period........      $  772      $ 930        $ 969
   Charges to costs and expenses.........         582        432          182
   Deductions............................        (181)      (590)        (221)
   Balance at end of the period..........      $1,173      $ 772        $ 930



Item 9   Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

         Not applicable


                                    PART III


Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

         Incorporated by reference from the Definitive Proxy Statement, with the exception that information regarding the executive officers of Telco Systems, Inc. is contained in Item 1 Part I on page 8 of this report.

Item 11. Executive Compensation
         ----------------------

         Incorporated by reference from the Definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management of
         -----------------------------------------------------------------
         Telco Systems, Inc.
         -------------------

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

                See index to Consolidated Financial Statements at page 16.

         (a) 2. Financial Statement Schedules
                -----------------------------

                See index to Consolidated Financial Statements at page 16.

                All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         (a) 3. Exhibits
                --------

                Management contracts and compensatory plans or agreements required to be filed as exhibits pursuant to item 14(a)(3) of Form 10-K are identified by asterisks (*).

          3.1   Certificate of Incorporation of Telco Systems, Inc.(1)

          3.2   Bylaws of Telco Systems, Inc., as amended.(2)

         10.3 Telco Systems, Inc. Employee Stock Purchase Plan, as amended through July, 1991(3)*

         10.4 Amendment to Telco Systems, Inc. Employee Stock Purchase Plan, adopted August, 1991.(4)*

         10.5 Telco Systems, Inc. 1988 Non-Statutory Stock Option Plan, as amended.(4)*

         10.8 Partnership Agreement relating to facilities of Telco Systems Fiber Optics Corporation located at 63 Nahatan Street, Norwood, Massachusetts, dated August 29, 1985.

        10.23 Lease of facilities of Telco Systems Fiber Optics Corporation located at 63 Nahatan Street, Norwood, Massachusetts, dated December 12, 1985.(5)

        10.35 Agreement between the Registrant and John A. Ruggiero dated October 4, 1989 *

        10.38   Telco Systems, Inc. 1990 Stock Option Plan, as amended.(6)*

        10.39 Lease dated May 3, 1990 between the Registrant and Pactel Properties for facilities located at 4305 Cushing Parkway, Fremont, California

        10.40 Stock Purchase Agreement between Registrant and Magnalink Communications Corporation dated May 29, 1992.(5)

        10.42 Amendment to lease of facility located at 63 Nahatan Street, Norwood, MA dated January 1, 1994. (6)

        10.44 Stock Purchase Agreement and Registration Rights Agreement between the Registrant and Unitech Telecom, Inc. dated March 29, 1995 (7)

        10.45 Amendments one and two to lease of facility in Fremont, California between the Registrant and Riggs National Bank of Washington D.C. as trustee of the Multi-Employer Property Trust, (successor to Pactel Properties) dated April 12, 1995 and May 8, 1995, respectively. (7)

        10.46 Agreement between the Registrant and John A. Ruggiero dated March 26, 1996.*

        10.48 Agreement between the Registrant and William B. Smith dated March 6, 1995.* (7)

        10.49 Amendments three to lease of facility in Fremont, California between the Registrant and Riggs National Bank of Washington D.C. as trustee of the Multi-Employer Property Trust, (successor to Pactel Properties) dated January 22, 1996.


        22.1    Subsidiaries of the Registrant

        23.1    Consent of Ernst & Young LLP, Independent Auditors.

        27      Financial Data Schedule

        Notes: (1)  Incorporated by reference to Exhibit 3.1 to Appendix II of the definitive proxy statement of the Company dated November 20, 1986 relating to the Annual Meeting of Shareholders on December 17, 1986.

               (2) Incorporated by reference to Exhibits 3.2 to the Registrant's Report on Form 10-K for its fiscal year ended August 30, 1987.

               (3) Incorporated by reference to Exhibit 4.1 to the Registrant's Form S-8 (File No. 33-26976).

               (4) Incorporated by reference to Exhibits 10.4 and 10.5, respectively, to the Registrant's Report on Form 10-K for its fiscal year ended August 25, 1991.

               (5) Incorporated by reference to Exhibits 10.23 and 10.40, respectively, to the Registrant's Report on Form 10-K for its fiscal year ended August 30, 1992.

               (6) Incorporated by reference to Exhibit 10.38 and 10.42, respectively to the Registrant's Report on Form 10-K for its fiscal year ended August 28, 1994.

               (7) Incorporated by reference to Exhibit 10.44 and 10.45, respectively to the Registrant's Report on Form 10-K dated August 27, 1995.

      (b)  Reports on Form 8-K

           There were no reports filed on Form 8-K during the fourth quarter of fiscal 1996.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 22, 1996     TELCO SYSTEMS, INC.



                             /s/ John A. Ruggiero
                             -----------------------------------------
                             By John A. Ruggiero
                             Vice Chairman and Chief Financial Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.




/s/ John A. Ruggiero
-----------------------   Vice Chairman and
John A. Ruggiero          Chief Financial Officer        Date: November 22, 1996




/s/ William B. Smith
-----------------------   President and Chief Executive  Date: November 22,1996
William B. Smith          Officer/Director




/s/ Dean C. Campbell
-----------------------   Director                       Date: November 22,1996
Dean C. Campbell



/s/ Sheldon Horing
-----------------------   Director                       Date: November 22,1996
Sheldon Horing



/s/ Steward Flaschen
-----------------------   Director                       Date: November 22,1996
Steward Flaschen

                                 EXHIBIT INDEX


EXHIBIT                                                                  PAGE
NUMBER                              EXHIBIT                             NUMBER
-------------------------------------------------------------------------------

10.8 Partnership Agreement relating to facilities of Telco Systems Fiber Optics Corporation located at 63 Nahatan Street, Norwood, Massachusetts, dated August 29, 1985.

10.35 Agreement between the Registrant and John A. Ruggiero dated October 4, 1989 *

10.39 Lease dated May 3, 1990 between the Registrant and Pactel Properties for facilities located at 4305 Cushing Parkway, Fremont, California


10.46   Agreement between the Registrant and John A. Ruggiero dated March 26,
        1996

10.49 Amendments three to lease of facility in Fremont, California between the Registrant and Riggs National Bank of Washington D.C. as trustee of the Multi-Employer Property Trust, (successor to Pactel Properties) dated January 22, 1996.




22.1    Subsidiaries of the Registrant.

23.1 Consent of Ernst & Young LLP, Independent Auditors as to incorporation by reference.

27      Financial Data Schedule