Form 10-Q
period 1996-11-24
TELCO SYSTEMS INC /DE/
filed 1997-01-07
CIK 736893

                                                           QUARTER 1 - FY 1997


                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------



(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended NOVEMBER 24, 1996
                                               -----------------

                                       OR

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

YES  X     NO
   -----      -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Classes                             Outstanding at January 3, 1997
----------------------------                  ------------------------------
Common Stock, $.01 par value                            10,724,150

                               TELCO SYSTEMS, INC.

                                      INDEX

                               REPORT ON FORM 10-Q

                       FOR QUARTER ENDED NOVEMBER 24, 1996



                                                                    Page Number
                                                                    -----------


PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements
     -------  --------------------

              Consolidated Balance Sheets
                   November 24, 1996 and August 25, 1996                    3

                   Consolidated Statements of Operations
                   Three months ended November 24, 1996
                   and November 26, 1995                                    4

                   Consolidated Statements of Cash Flows
                   Three months ended November 24, 1996
                   and November 26, 1995                                    5

                   Notes to Consolidated Financial Statements           6 - 7

         Item 2.   Management's Discussion and Analysis of
         -------   Financial Condition and Results of Operations        8 - 9



PART III.          OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K                        10
         -------   --------------------------------


SIGNATURE(S)                                                               11

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


                               TELCO SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                      November 24, 1996  August 25, 1996
                                                      -----------------  ---------------
Assets
------
Current assets:
   Cash and equivalents .............................       $ 13,891        $  8,461
   Short-term investments ...........................          3,166           6,581
   Accounts receivable, net .........................         17,928          18,025
   Refundable income taxes ..........................            702             702
   Inventories, net .................................         26,444          23,495
   Other current assets .............................          1,223             810
                                                            --------        --------
      Total current assets ..........................         63,354          58,074
                                                            --------        --------

Fixed Assets ........................................         46,493          45,941
   Less accumulated depreciation ....................         34,666          33,411
                                                            --------        --------
      Net fixed assets ..............................         11,827          12,530
                                                            --------        --------
Intangible and other assets, net ....................          7,722           8,900
                                                            --------        --------

      Total assets ..................................       $ 82,903        $ 79,504
                                                            ========        ========

Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
   Accounts payable .................................       $  9,631        $ 11,243
   Payroll and related liabilities ..................          1,995           1,917
   Other accrued liabilities ........................         10,363           8,997
                                                            --------        --------
      Total current liabilities .....................         21,989          22,157
                                                            --------        --------

Restructuring and other long-term liabilities .......          3,136           3,350

Shareholders' Equity:
   Preferred stock, $.01 par value, 5,000,000
      shares authorized; no shares outstanding ......           --              --
   Common stock, $.01 par value, 24,000,000
      shares authorized; shares outstanding:
      10,692,296 at November 24, 1996;
      10,519,529 at August 25, 1996 .................            107             105
   Capital in excess of par value ...................         75,598          74,267
   Deferred Compensation ............................           (393)           (567)
   Accumulated deficit ..............................        (17,534)        (19,808)
                                                            --------        --------
         Total shareholders' equity .................         57,778          53,997
                                                            --------        --------

         Total liabilities and shareholders' equity ..      $ 82,903        $ 79,504
                                                            ========        ========


See accompanying notes to consolidated financial statements.

                               TELCO SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                    Three Months Ended
                                                    ------------------
                                               Nov. 24, 1996   Nov. 26, 1995
                                               -------------   -------------

Net sales .................................       $31,835         $20,533

Costs and expenses:

Cost of products sold .....................        19,362          12,112

Research and development ..................         3,881           4,533

Sales, marketing and administration .......         7,381           6,684

(Gain) on sale of investment ..............        (1,070)             --

Amortization of intangible assets .........           167             195

Interest (income) .........................          (160)           (371)
                                                  -------         -------
                                                   29,561          23,153
                                                  -------         -------
Income (loss) before income taxes .........         2,274          (2,620)

Provision for income taxes ................            --              --
                                                  -------         -------
   Net income (loss) ......................       $ 2,274         $(2,620)
                                                  -------         -------

Average number of shares and equivalents ..        11,051          10,266

Earnings (loss) per share..................       $   .21         $  (.26)







See accompanying notes to consolidated financial statements.

                               TELCO SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (DOLLARS IN THOUSANDS)
                                                              Three months ended
                                                              ------------------
                                                         Nov. 24, 1996   Nov. 26, 1995
                                                         -------------   -------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS

Cash flows from operating activities:
   Net (loss) income ................................        $ 2,274         $(2,620)
   Depreciation and amortization ....................          1,433           1,348
   Amortization of unearned compensation ............            174            --

   Change in assets and liabilities:
     Accounts receivable ............................             97            (985)
     Inventories, net ...............................         (2,949)            864
     Other current assets ...........................           (413)            320
     Intangible and other assets ....................          1,000              --
     Accounts payable and other current liabilities..           (302)            494
     Restructuring liabilities ......................           (421)             --
     Long-term liabilities ..........................            341            (338)
                                                             -------         -------

   Net cash from operations .........................          1,234            (917)
                                                             -------         -------

Cash flows from investing activities:
   Additions to plant and equipment, net ............           (552)           (999)
   Purchase of short-term investments ...............         (1,184)         (7,039)
   Maturities of short-term investments .............          4,599           7,760
                                                             -------         -------

   Net cash from investing ..........................          2,863            (278)
                                                             -------         -------

Cash flows from financing activities:
   Proceeds from sale of common shares
     under employee stock plans .....................          1,333             334
                                                             -------         -------
   Net cash provided by financing activities ........          1,333             334
                                                             -------         -------


(Decrease) increase in cash and equivalents .........          5,430            (861)

Cash and equivalents at beginning of quarter ........          8,461          18,208
                                                             -------         -------

Cash and equivalents at end of quarter ..............        $13,891         $17,347
                                                             =======         =======






See accompanying notes to consolidated financial statements.

                               TELCO SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR QUARTER ENDED NOVEMBER 24, 1996
                                   (UNAUDITED)



Note 1 - The consolidated financial statements of Telco Systems, Inc. (the Company) included in this report reflect all adjustments (consisting of only normally recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position at November 24, 1996 and the consolidated statements of operations and cash flows for the three months ended November 24 , 1996 and November 26, 1995. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.

          Certain notes and other information have been condensed or omitted from these interim financial statements. The statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Telco Systems, Inc. Annual Report on Form 10-K for the year ended August 25, 1996.

Note 2 -  Inventories (dollars in thousands)       November 24, August 25,
                                                      1996        1996
                                                   ------------ ----------

          Raw materials.........................      $14,123     $12,112
          Work-in-process.......................        4,582       5,560
          Finished goods........................        7,739       5,823
                                                      -------     -------
                                                      $26,444     $23,495
                                                      =======     =======

Note 3 -  Shares Outstanding

          Changes in shares outstanding:              Three months ended
                                                      -------------------
                                                   November 24, November 26,
                                                        1996       1995
                                                   ------------ ------------
          Outstanding at beginning of period....   10,519,529    10,230,624
             Options exercised..................      146,491         9,515
             Employee stock purchase plan.......       26,276        25,909
                                                   ----------    ----------
          Outstanding at end of period..........   10,692,296    10,266,048
                                                   ==========    ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



         The following table sets forth for the period indicated (i) percentages which certain items reflected in the financial data bear to sales of the Company and (ii) the percent change of such items as compared to the indicated prior period. See Consolidated Statements of Operations.


                                                    PERCENT OF SALES        PERCENT
                                                     FIRST QUARTER     INCREASE (DECREASE)
                                                   ------------------  -------------------
                                                   1997          1996    1997 VS. 1996
                                                   ----          ----    ---- --- ----

Net sales ...............................        100.0%        100.0%        55.0%

Costs and expenses:

   Cost of products sold ................         60.8          59.0         59.9

   Research and development .............         12.2          22.1        (14.4)

   Sales, marketing and administration ..         23.3          32.6         10.4

   (Gain) on sale of investment .........         (3.4)           --          N/A

   Amortization of intangible assets ....          0.5           0.9        (14.4)

   Interest income ......................         (0.5)         (1.8)       (56.9)
                                                  ----         -----

Total costs and expenses ................         92.9         112.8         27.7
                                                  ----         -----         ----

Income (loss) before income taxes .......          7.1         (12.8)         N/A

Provision for income taxes ..............           --            --          N/A
                                                  ----         -----

Net income (loss) .......................          7.1%        (12.8)%        N/A



                               TELCO SYSTEMS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                       FOR QUARTER ENDED NOVEMBER 24, 1996


SALES AND NET INCOME Sales for the first quarter of fiscal 1997 increased 55% to $31.8 million compared with $20.5 million in the first quarter of last year. Shipments increased across all product areas, most significantly for broadband products and network access products. Broadband products represented 54% of total sales in fiscal 1997, an increase of 57% compared with the first quarter of fiscal 1996. This increase resulted as telephone company customers increased deployment of broadband products for T1 services in local loop applications. Access products represented 42% of total sales and increased 57% compared with the first quarter of last year. Increased usage of the Company's access products for voice and data network expansion resulted in this growth. The backlog of unfilled orders at quarter-end was $14.4 million, a decrease of $9.6 million compared with the recent year-end backlog of $24.0 million. This decrease resulted since new orders booked during the first quarter of $22.1 million were below first quarter shipments due to early receipt of some customer stocking orders in the fourth quarter of last year. Going forward, the Company expects the quarterly order rate to be more in line with the first quarter shipment level.

Net income for the quarter was $2.3 million or $.21 per share which included a one-time gain of $1.1 million or $.10 per share. Net income from operations of $1.2 million or $.11 per share compares favorably with a net loss of $2.6 million or $.26 per share reported in the first quarter of fiscal 1996. This increase was primarily related to increased sales volume across all product areas.

COST OF PRODUCTS SOLD Cost of products sold represented 61% of sales in the first quarter of fiscal 1997 compared with 59% in the first quarter of fiscal 1996. Lower product margins on initial production of new network access products and increased period costs accounted for this decrease in gross profit percent.

RESEARCH AND DEVELOPMENT Spending on research and development represented 12% of sales in the first quarter of fiscal 1997, a decrease of 14% compared with the first quarter of last year. Lower spending resulted as development efforts for certain broadband products were curtailed in conjunction with the Company's 1996 restructuring program.

SALES, MARKETING AND ADMINISTRATION Sales, marketing and administration expense increased 10% in the first quarter of fiscal 1997 compared with the same period of last year. This increase was primarily related to increased selling and marketing activities in both the domestic and international marketplace.

GAIN ON SALE OF INVESTMENT During the first quarter of fiscal 1997, the Company liquidated its' equity position in an international distributor of the Company's products due to certain changes in strategic objectives. This investment, which occurred in fiscal 1995, yielded a one-time gain of $1.1 million.

AMORTIZATION OF INTANGIBLE ASSETS Amortization expense relates to the acquisition of the broadband family of products in 1983, certain channel bank products in 1984 and the acquisition of Maganalink Communications Corporation in 1992. Amortization expense was $0.2 million in the first quarters of both fiscal 1997 and 1996.

INTEREST INCOME Interest income related to the Company's cash equivalents and short-term investments decreased 57% compared with the first quarter of fiscal 1996. This decrease was primarily related to a lower level of average cash equivalents and short-term investments in the first quarter of fiscal 1997 compared with last year.

INCOME TAX PROVISION No provision for income tax was recorded on the fiscal 1997 first quarter net income and no tax benefit was available on fiscal 1996 first quarter net loss. Tax benefits relating to prior periods are sufficient to offset net income generated in the first quarter of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES For the three months ended November 24, 1996, cash and short-term investments increased $2.0 million to $17.0 million. During the first quarter of fiscal 1997, operating activities, investing activities and financing activities each provided cash in the amount of $1.2 million, $2.9 million and $1.3 million, respectively. Operating activities provided cash of $1.2 million after funding increases in inventory of $2.9 million which was required to support increased operations. Additionally, sales of common stock under various employee stock purchase plans generated $1.3 million.

The Company maintains a $10.0 million line of credit with the Bank of Boston which is available until September 30, 1997. Although the Company has made no borrowings against the line in fiscal 1997, approximately $1.1 million has been reserved to support various guarantees in effect at November 24, 1996.

Management believes that cash, short-term investments and the availability of its line of credit will be adequate to support operating cash requirements for the foreseeable future.

FORWARD-LOOKING INFORMATION The Private Securities Litigation Reform Act of 1995 ("the Act") provides a new "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of the new "safe harbor" provisions of the Act. Certain information contained herein, particularly the information appearing under the headings "Results of Operations" and "Financial Condition" are forward-looking. Information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appear together with such statement, and/or elsewhere herein. This information should be read in conjunction with the Company's annual report on Form 10-K for the year ended August 25, 1996, particularly the information appearing under the heading "Factors That May Affect Future Financial Results" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the report.

                               TELCO SYSTEMS, INC.

                           PART II. OTHER INFORMATION
                           --------------------------




Item 6. Exhibits and Reports filed on Form 8-K
------- --------------------------------------

        (a)  Exhibit 27 - Financial Data Schedule

        (b) The Company filed no reports on Form 8-K during the fiscal quarter for which this report is filed.

                               TELCO SYSTEMS, INC.

                                  SIGNATURE(S)



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    TELCO SYSTEMS, INC.



                                    By: /s/ Stephen J. Maffeo
                                        ---------------------------------
                                        Stephen J. Maffeo
                                        Vice President and
                                        Corporate Controller
                                        Principal Accounting Officer