Form 10-Q
period 1997-02-23
TELCO SYSTEMS INC /DE/
filed 1997-04-08
CIK 736893

                                                             QUARTER 2 - FY 1997

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

(Mark One)

   {X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended FEBRUARY 23, 1997
                                          -----------------

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

                                    NO CHANGE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if change since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X     NO
    ---       ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Classes                                   Outstanding at April 2, 1997
----------------------------                        ----------------------------
Common Stock, $.01 par value                               10,759,527

                               TELCO SYSTEMS, INC.

                                      INDEX

                               REPORT ON FORM 10-Q

                       FOR QUARTER ENDED FEBRUARY 23, 1997



                                                                     Page Number
                                                                     -----------


PART I.        FINANCIAL INFORMATION

     Item 1.   Financial Statements
     -------   --------------------

               Consolidated Balance Sheets
                    February 23,1997 and August 25,1996                     3

                    Consolidated Statements of Operations
                    Three and six months ended February 23,1997
                    and February 25,1996                                    4

                    Consolidated Statements of Cash Flows
                    Three and six months ended February 23,1997
                    and February 25,1996                                    5

                    Notes to Consolidated Financial Statements          6 - 7

     Item 2.        Management's Discussion and Analysis of
     -------        Financial Condition and Results of Operations      8 - 10


PART II.       OTHER INFORMATION

     Item 4.        Submission of Matters to a Vote of Security Holder     11
     -------        --------------------------------------------------

     Item 6.        Exhibits and Reports on Form 8-K                       11
     -------        --------------------------------


SIGNATURE(S)                                                               12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                               TELCO SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                              February 23, 1997     August 25, 1996
                                                              -----------------     ---------------
Assets

Current assets:
     Cash and equivalents....................................      $ 8,437            $  8,461
     Short-term investments..................................        3,926               6,581
     Accounts receivable, net................................       19,870              18,025
     Refundable income taxes.................................          702                 702
     Inventories, net........................................       27,631              23,495
     Other current assets....................................          998                 810
                                                                   -------            --------
         Total current assets................................       61,564              58,074
                                                                   -------            --------

Fixed Assets  ...............................................       47,240              45,941
     Less accumulated depreciation...........................       35,811              33,411
                                                                   -------            --------
         Net fixed assets....................................       11,429              12,530
                                                                   -------            --------
Intangible and other assets, net.............................        7,544               8,900
                                                                   -------            --------

         Total assets........................................      $80,537            $ 79,504
                                                                   =======            ========

Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable........................................      $ 7,848            $ 11,243
     Payroll and related liabilities.........................        1,587               1,917
     Other accrued liabilities...............................       11,051               8,997
                                                                   -------            --------
         Total current liabilities...........................       20,486              22,157
                                                                   -------            --------

Restructuring and other long-term liabilities................        1,482               3,350

Shareholders' Equity:
     Preferred stock, $.01 par value, 5,000,000
         shares authorized; no shares outstanding............         ----                ----
     Common stock, $.01 par value, 24,000,000
         shares authorized; shares outstanding:
         10,742,692 at February 23, 1997;
         10,519,529 at August 25, 1996.......................          107                 105
     Capital in excess of par value..........................       76,036              74,267
         Deferred Compensation...............................         (296)               (567)
         Accumulated deficit ................................       17,278)            (19,808)
                                                                    ------            --------
              Total shareholders' equity.....................       58,569              53,997
                                                                   -------            --------

              Total liabilities and shareholders' equity.....      $80,537            $ 79,504
                                                                   =======            ========

See accompanying notes to consolidated financial statements.


                               TELCO SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)




                                                 Three Months Ended    Six Months Ended
                                                 ------------------    ----------------
                                                 Feb. 23,   Feb. 25,   Feb. 23,   Feb. 25,
                                                   1997       1996       1997       1996
                                                   ----       ----       ----       ----
Net sales ...................................   $27,295    $20,577    $59,130    $41,110

Costs and expenses:
Cost of products sold .......................    15,775     12,012     35,137     24,124
Research and development ....................     3,857      4,546      7,738      9,079
Sales, marketing and administration .........     7,424      6,821     14,805
                                                                                  13,505
(Gain) on sale of investment ................      ----       ----     (1,070)      ----
Amortization of intangible assets ...........       166        195        333        390
Interest (income) ...........................      (183)      (318)      (343)      (689)
                                                -------    -------    -------    -------
                                                 27,039     23,256     56,600     46,409
Income (loss) before income taxes ...........       256     (2,679)     2,530     (5,299)
Provision for income taxes ..................      ----       ----       ----      -----
Net income (loss) ...........................   $   256    $(2,679)   $ 2,530    $(5,299)

Average shares and equivalent (thousands) ...    11,076     10,283     11,060     10,271
Earnings (loss) per share ...................   $   .02       (.26)   $   .23    $  (.52)




See accompanying notes to consolidated financial statements.

                                            TELCO SYSTEMS, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)
                                          (DOLLARS IN THOUSANDS)




                                                                                Six months ended
                                                                                ----------------
                                                                       Feb. 23, 1997       Feb. 25, 1996
                                                                       -------------       -------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS

Cash flows from operating activities:
    Net income (loss) ......................................              $ 2,530            $ (5,299)
    Depreciation and amortization ..........................                2,749               2,923
    Amortization of unearned compensation ..................                   15                  10

    Change in assets and liabilities:
        Accounts receivable ................................               (1,845)             (2,548)
        Refundable income taxes ............................                 ----                 403
        Inventories ........................................               (4,136)                (80)
        Other current assets ...............................                 (188)                413
         Intangible and other assets .......................                1,000                  24
         Accounts payable and other current liabilities ....               (2,749)              2,009
         Restructuring liabilities .........................               (1,155)               ----
         Long-term liabilities .............................                  365                (717)
        Net cash (used in) provided  by operating activities               (3,414)             (2,862)
                                                                          -------            --------

Cash flows from investing activities:
    Additions to plant and equipment, net ..................               (1,292)             (3,758)
    Purchase of short-term investments .....................               (5,110)            (15,337)
    Maturities of short-term investments ...................                7,765              14,776
                                                                          -------            --------
    Net cash (used in) provided by investing activities ....                1,363              (4,319)
                                                                          -------            --------

Cash flows from financing activities:
    Proceeds from sale of common shares
      under employee stock plans ...........................                2,027                 451
                                                                          -------            --------
    Net cash (used in) provided by financing activities ....                2,027                 451
                                                                          -------            --------


(Decrease) increase in cash and equivalents ................                  (24)             (6,730)
Cash and equivalents at beginning of year ..................                8,461              18,208
                                                                          -------            --------

Cash and equivalents at end of period ......................              $ 8,437            $ 11,478
                                                                          =======            ========


See accompanying notes to consolidated financial statements.

                               TELCO SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED FEBRUARY 23, 1997
                                   (UNAUDITED)



Note 1 -  The consolidated financial statements of Telco Systems, Inc.
          (the Company) included in this report reflect all adjustments (consisting of only normally recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position at February 23, 1997 and the consolidated statements of operations and cash flows for the six months ended February 23, 1997 and February 25,1996. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.

          Certain notes and other information have been condensed or omitted from these interim financial statements. The statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Telco Systems, Inc. Annual Report on Form 10-K for the year ended August 25, 1996.

Note 2 -  Inventories (dollars in thousands)             February 23,   August 25,
                                                             1997          1996
                                                           -------       -------
          Raw materials..............................      $ 9,493       $12,112
          Work-in-process............................        6,546         5,560
          Finished goods.............................       11,592         5,823
                                                           -------       -------
                                                           $27,631       $23,495
                                                           =======       =======

Note 3 -  Shares Outstanding

          Changes in shares outstanding:                     Six months ended
                                                             ----------------
                                                         February 23,   August 25,
                                                             1997          1996
                                                           -------       -------
          Outstanding at beginning of period.........   10,519,529    10,230,624
            Options exercised........................      219,887        23,748
            Restricted stock grants (retirements)....      (23,000)       92,000
            Employee stock purchase plan.............       26,276        25,909
                                                        ----------    ----------

          Outstanding at end of period...............   10,742,692    10,372,281
                                                        ==========    ==========

Note 4 -  Stockholder Rights Plan

          On February 19, 1997, the Board of Directors of Telco Systems, Inc. adopted a Stockholder Rights Plan (the "Plan") and distributed one Right for each outstanding share of the Company's Common Stock, par value $.01 per share. The Rights were issued to holders of record of Common Stock outstanding on February 19, 1997. Each share of Common Stock issued after February 19, 1997 will also include one Right subject to certain limitations. Each Right when it becomes exercisable will initially entitle the registered holder to purchase from the Company one one-hundredth (1/100th) of a share of Series A Participating Cumulative Preferred Stock, par value $.01 per share ("Series A Preferred Stock), of the Company at a price of $50.00 (the "Exercise Price")

          Currently, the Rights are attached to the Company's common stock. These Rights are not now exercisable and cannot be transferred separately. The Rights become exercisable and separately transferable when the Board learns that any person or group ( other than Kopp Investment Advisors, Inc. and its affiliates or associates (collectively "KIA")), has acquired 15% or more of the Company's outstanding common stock or on such date as may be designated by the Board following the announcement of a tender or exchange offer for outstanding shares of common stock which could result in the offeror becoming the beneficial owner of 15% or more of the Company's outstanding common stock. Under such circumstances, holders of the Rights will be entitled to purchase, for the Exercise Price, that number of hundredths of a share of Series A Preferred Stock equivalent to the number of shares of the Company's common stock (or under certain circumstances other equity securities) having a market value of two times the Exercise Price. 15% holders (other than KIA), however, are not entitled to exercise their Rights under such circumstances. As a result, their voting and equity interests in the Company would be substantially diluted should the rights ever be exercised.

          The Rights expire in February 2007, but may be redeemed earlier by the Company in accordance with the provisions of the Rights Plan at a price of $.01 per Right.

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




                                                                                     PERCENT CHANGE
                                                                                     --------------
                                                       PERCENT OF SALES             SECOND      SIX
                                             SECOND QUARTER        SIX MONTHS        QTR       MONTHS
                                             --------------     ---------------    --------   --------
                                             1997      1996      1997      1996    97 vs 96   97 vs 96
                                             ----      ----     -----     -----    --------   --------
Sales .................................     100.0%    100.0%    100.0%    100.0%     32.6%     43.8%

Cost of sales .........................      57.8%     58.4%     59.4%     58.7%     31.3%     45.7%

Expenses:

    Research and development ..........      14.1%     22.1%     13.1%     22.1%    (15.2%)   (14.8%)

    Sales, marketing and administration      27.2%     33.1%     25.0%     32.8%      8.8%      9.6%

    (Gain) on sale of investment ......        --        --      (1.8%)      --        NA        NA

    Amortization of intangible assets .       0.6%      0.9%      0.6%      0.9%    (14.9%)   (14.6%)

    Interest (income) .................      (0.6%)    (1.5%)    (0.6%)    (1.7%)   (42.5%)   (50.2%)

     Total ............................      99.1%    113.0%     95.7%    ll2.8%     16.3%     22.0%

Pretax income (loss) ..................       0.9%    (13.0%)     4.3%    (12.8%)  (109.6%)  (147.7%)

Provision for income taxes ............       0.0%      0.0%      0.0%      0.0%       NA        NA

Net income (loss) .....................       0.9%    (13.0%)     4.3%    (12.8%)  (109.6%)  (147.7%)


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SALES AND NET INCOME - Sales for the second quarter of fiscal 1997 increased 33% to $27.3 million compared with $20.6 million in the second quarter of last year. For the six month period, sales increased 44% to $59.1 million compared with $41.1 million for the first six months of fiscal 1996. Increased shipments of Broadband products and Access products were partially offset by decreased shipments of Bandwidth Optimization products.

Broadband products were in greater demand during the second quarter and first six months of fiscal 1997 resulting in an increase of 39% and 48%, respectively, over the comparable periods of last year. Telephone company customers continued to be the major users of these products for use in local loop applications. As a percent of total sales, Broadband products represented 56% and 55% in the second quarter and first six months of fiscal 1997, respectively, compared with 53% in both periods of last year.

Shipments of access products increased 33% and 45% during the second quarter and first six months of fiscal 1997, respectively, compared with last year. This increase reflected greater acceptance of the Company's Access60 network access server which is increasingly being used in voice, data and wireless applications. Access products represented approximately 40% of total sales in all periods presented.

COST OF PRODUCT SOLD For the second quarter of fiscal 1997, cost of sales represented 58% of total sales and was unchanged from the comparable period of last year. For the six month periods, cost of sales was 59% of sales in both years. During the second quarter of fiscal 1997, cost reduction activities continued in an effort to offset lower gross margins associated with the initial production of new products and competitive pricing pressures.

RESEARCH AND DEVELOPMENT Spending on research and development programs decreased by 15% in both the second quarter and first six months of fiscal 1997 compared with the same periods of last year. During the latter part of fiscal 1996, spending on certain broadband product development programs was curtailed in accordance with the Company's 1996 restructuring program. The success of products presently under development continues to be dependent on the Company's ability to attract and retain skilled employees. As a percent of sales, research and development represented 14% and 13% in the second quarter and first six months of fiscal 1997, respectively. Research and development represented 22% of sales in both comparable periods of last year.

SALES, MARKETING AND ADMINISTRATION Sales, marketing and administration expense increased 9% and 10% for the second quarter and first six months of fiscal 1996, respectively. Increased product marketing activities and sales channel development accounted for these increases.

GAIN ON SALE OF INVESTMENT During the first quarter of fiscal 1997, the Company liquidated its equity position in an international distributor of the Company's products due to certain changes in strategic objectives. This investment, which occurred in fiscal 1995, yielded a one-time gain of $1.1 million.

AMORTIZATION OF INTANGIBLE ASSETS Amortization expense relates to the acquisition of the broadband family of products in 1983, certain channel bank products in 1984 and the acquisition of Magnalink Communications Corporation in 1992. Amortization expense was $.2 million for the second quarter of fiscal 1997 and $.3 million for the year to date period.

INTEREST INCOME Interest income related to the Company's cash equivalents and short-term investments decreased 43% and 50% during the second quarter and first six months of fiscal 1997 compared with last year. This decrease was primarily related to a lower balance of average cash equivalents and short-term investments in fiscal 1997 compared with fiscal 1996.

PROVISION FOR INCOME TAX No provision for income tax was recorded during the first half of fiscal 1997 since tax benefits relating to prior periods were sufficient to offset net income generated during the first six months of fiscal 1997. No income tax benefit was available from the net loss reported for the first six months of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES For the six months ended February 23, 1997, cash and short-term investments decreased $2.7 million to $12.4 million. During the first six months of fiscal 1997, a higher level of operating activities consumed $3.4 million of cash. Increased cash requirements for inventory, accounts receivable and accounts payable were partially offset by net income before non-cash expenses. Additionally, sales of common stock under various employee stock purchase plans generated $2.0 million.

The Company maintains a $10.0 million line of credit with the Bank of Boston which expires on September 30, 1997. Although the Company has made no borrowings against the line in fiscal 1997, approximately $1.1 million has been reserved to support various guarantees in effect at February 23, 1997.

Management believes that cash, short-term investments and the availability of its line of credit will be adequate to support operating cash requirements for the foreseeable future.

FORWARD-LOOKING INFORMATION The Private Securities Litigation Reform Act of 1995 ("the Act") provides a new "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of the new "safe harbor" provisions of the Act. Certain information contained herein, particularly certain information appearing in this section is forward-looking. Information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appear together with such statement, and/or elsewhere herein. This information should be read in conjunction with the Company's annual report on Form 10-K for the year ended August 25, 1996, particularly the information appearing under the heading "Factors That May Affect Future Financial Results" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the report.

                               TELCO SYSTEMS, INC.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 4         Submission of Matters to a Vote of Security Holder
------         --------------------------------------------------

The company held its most recent Annual meeting of Shareholders on January 22, 1997. At the meeting, the stockholders elected Dean C. Campbell, Steward
S.Flashen, John A. Ruggiero, William B. Smith and Sheldon Horing as directors of the corporation, to hold office until the next annual shareholders' meeting, or until such time as their successors are elected. At the meeting, 10,079,741 shares of common stock representing 94% of the total outstanding shares were voted in the following manner:

                                                 Total Vote For      Total Vote Withheld
                                                 Each Director        From Each Director
                                                 -------------        ------------------
     Dean Campbell...........................     9,361,260                719,560
     Steward S. Flaschen.....................     9,361,255                719,560
     Sheldon Horing..........................     9,361,671                719,560
     John A. Ruggiero........................     9,354,632                719,560
     William B. Smith........................     9,362,086                719,560

     Additionally, the stockholders approved the 1990 Stock Option Plan as amended by a vote of 8,086,421 in favor, 1,800,234 opposed, and 158,442 abstentions and ratified the selection of Ernst and Young LLP as independent certified public accountants for the Company by a vote of 9,987,159 in favor, 12,059 opposed, and 80,523 abstentions.


Item 6.   Exhibits and Reports filed on Form 8-K
-------   --------------------------------------

          (b) On February 20, 1997, the Company filed Form 8-K to report the adoption of a Stockholder Rights Plan and the distribution of one right for each outstanding share of the Company's Common Stock.

                               TELCO SYSTEMS, INC.

                                  SIGNATURE(S)



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        TELCO SYSTEMS, INC.



                                    By: William J. Stuart
                                        -----------------
                                        William J. Stuart
                                        Vice President and
                                        Chief Financial Officer
                                        Principal Accounting Officer