Form 10-Q
period 1997-05-25
TELCO SYSTEMS INC /DE/
filed 1997-07-09
CIK 736893

                                                             QUARTER 3 - FY 1997

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------


(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended MAY 25, 1997
                                         ------------

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
                                                            -------------

                                    NO CHANGE
      ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if change since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X     NO
    -----      -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Classes                                  Outstanding at July 1, 1997
----------------------------                       ---------------------------
Common Stock, $.01 par value                              10,805,944

                               TELCO SYSTEMS, INC.

                                      INDEX

                               REPORT ON FORM 10-Q

                         FOR QUARTER ENDED MAY 25, 1997



                                                                    Page Number
                                                                    -----------


PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements
     ------   --------------------

                   Consolidated Balance Sheets
                   May 25, 1997 and August 25, 1996                          3

                   Consolidated Statements of Operations
                   Three and nine months ended May 25, 1997
                   and May 26, 1996                                          4

                   Consolidated Statements of Cash Flows
                   Three and nine months ended May 25, 1997
                   and May 26, 1996                                          5

                   Notes to Consolidated Financial Statements            6 - 7

     Item 2.  Management's Discussion and Analysis of
     ------   ---------------------------------------
              Financial Condition and Results of Operations             8 - 11
              ---------------------------------------------

     Item 3.  Quantitative and Qualitative Disclosures about
     ------   ----------------------------------------------
              Market Risk                                                   12
              -----------


PART II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                              12
     ------   --------------------------------


SIGNATURE(S)                                                                13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


                               TELCO SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                        May 25, 1997     August 25, 1996
                                                        ------------     ---------------
Assets
------

Current assets:
   Cash and equivalents..................................  $11,791           $ 8,461
   Short-term investments................................      978             6,581
   Accounts receivable, net..............................   17,525            18,025
   Refundable income taxes...............................      702               702
   Inventories, net......................................   26,146            23,495
   Other current assets..................................      962               810
                                                           -------           -------
      Total current assets...............................   58,104            58,074
                                                           -------           -------

Fixed assets.............................................   47,940            45,941
   Less accumulated depreciation.........................   36,201            33,411
                                                           -------           -------
      Net fixed assets...................................   11,739            12,530
                                                           -------           -------
Intangible and other assets, net ........................    7,366             8,900
                                                           -------           -------

      Total assets.......................................  $77,209           $79,504
                                                           =======           =======

Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
   Accounts payable......................................  $ 6,701           $11,243
   Payroll and related liabilities.......................    2,250             1,917
   Other accrued liabilities.............................   12,010             8,997
                                                           -------           -------
      Total current liabilities..........................   20,961            22,157
                                                           -------           -------

Restructuring and other long-term liabilities............    1,198             3,350

Shareholders' Equity:
   Preferred stock, $.01 par value, 5,000,000
      shares authorized; no shares outstanding...........       --                --
   Common stock, $.01 par value, 24,000,000
      shares authorized; shares outstanding:
      10,786,287 at May 25, 1997;
      10,519,529 at August 25, 1996......................      108               105
   Capital in excess of par value........................   76,508            74,267
       Deferred compensation.............................     (271)             (567)
       Accumulated deficit ..............................  (21,295)          (19,808)
                                                           -------           -------
         Total shareholders' equity......................   55,050            53,997
                                                           -------           -------

         Total liabilities and shareholders' equity        $77.209           $79,504
                                                           =======           =======


See accompanying notes to consolidated financial statements.

                              TELCO SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
               (ALL AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)



                                             Three Months Ended             Nine Months Ended
                                             ------------------             -----------------

                                           May 25,        May 26,         May 25,        May 26,
                                            1997           1996            1997           1996
                                            ----           ----            ----           ----

Net sales ..............................  $27,411        $ 23,223        $86,541        $ 64,333

Costs and expenses:

Cost of products sold ..................   19,118          15,174         54,255          39,298

Research and development ...............    3,598           5,124         11,336          14,203

Sales, marketing and administration ....    8,705           9,779         23,510          23,284

Restructuring costs ....................       --           4,659             --           4,659

(Gain) on sale of investment ...........       --              --         (1,070)             --

Amortization of intangible assets ......      168             196            501             586

Interest (income) ......................     (161)           (255)          (504)           (944)
                                          -------        --------        -------        --------

                                           31,428          34,677         88,028          81,086
                                          -------        --------        -------        --------

(Loss) before income taxes .............   (4,017)        (11,454)        (1,487)        (16,753)

Provision for income taxes .............       --              --             --              --
                                          -------        --------        -------        --------

Net (loss) .............................  $(4,017)       $(11,454)       $(1,487)       $(16,753)
                                          =======        ========        =======        ========


Average shares and equivalents .........   10,764          10,408         10,690          10,316

Net (loss) per share ...................  $ (0.37)       $  (1.10)       $ (0.14)        $ (1.62)




See accompanying notes to consolidated financial statements.

                               TELCO SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                               Nine months ended
                                                               -----------------
                                                          May 25, 1997    May 26, 1996
                                                          ------------    ------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS

Cash flows from operating activities:
   Net (loss) .............................................  $ (1,487)       $(16,753)
   Depreciation and amortization ..........................     4,043           4,360
   Restructuring costs ....................................        --           4,659
   Amortization of unearned compensation ..................        40             177
   Change in assets and liabilities:
       Accounts receivable ................................       500          (4,122)
       Refundable income taxes ............................        --             403
       Inventories ........................................    (2,651)         (1,700)
       Other current assets ...............................      (152)            714
       Intangible and other assets ........................     1,000              24
       Accounts payable and other current liabilities .....    (1,994)          7,234
       Restructuring liabilities ..........................    (1,712)           (301)
       Long-term liabilities ..............................       358            (599)
                                                             --------        --------
       Net cash (used in) operating activities ............    (2,055)         (5,904)
                                                             --------        --------


Cash flows from investing activities:
   Additions to plant and equipment, net ..................    (2,718)         (5,627)
   Purchase of short-term investments .....................    (5,110)        (19,225)
   Maturities of short-term investments ...................    10,713          22,616
                                                             --------        --------
   Net cash (used in) provided by investing activities ....     2,885          (2,236)
                                                             --------        --------


Cash flows from financing activities:
   Proceeds from sale of common shares
     under employee stock plans ...........................     2,500           1,355
                                                             --------        --------
   Net cash  provided by financing activities .............     2,500           1,355
                                                             --------        --------


Increase (decrease) in cash and equivalents ...............     3,330          (6,785)
Cash and equivalents at beginning of year .................     8,461          18,208
                                                             --------        --------

Cash and equivalents at end of period .....................  $ 11,791        $ 11,423
                                                             ========        ========







See accompanying notes to consolidated financial statements.

                               TELCO SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         NINE MONTHS ENDED MAY 25, 1997
                                   (UNAUDITED)



Note 1 - The consolidated financial statements of Telco Systems, Inc. (the Company) included in this report reflect all adjustments (consisting of only normally recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position at May 25, 1997 and the consolidated statements of operations and cash flows for the nine months ended May 25, 1997 and May 26,1996. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.

          Certain notes and other information has been condensed or omitted from these interim financial statements. The statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Telco Systems, Inc. Annual Report on Form 10-K for the year ended August 25, 1996.

Note 2 -  Inventories (dollars in thousands)                   May 25,   August 25,
                                                                1997        1996
                                                               ------    ---------
          Raw materials..................................      $12,590     $12,112
          Work-in-process................................        6,564       5,560
          Finished goods.................................        6,992       5,823
                                                               -------     -------
                                                               $26,146     $23,495
                                                               =======     =======

Note 3 -  Shares Outstanding

          Changes in shares outstanding:                        Nine months ended
                                                                ------------------
                                                              May 25,        May 26,
                                                               1997           1996
                                                              ------         ------

          Outstanding at beginning of period.............   10,519,529     10,230,624
            Options exercised............................      246,647        113,444
            Restricted stock grants (retirements)........      (23,000)        82,000
            Employee stock purchase plan.................       43,111         56,010
                                                            ----------     ----------
          Outstanding at end of period...................   10,786,287     10,482,078
                                                            ==========     ==========

Note 4 -  Stockholder Rights Plan

               On February 19, 1997, the Board of Directors of Telco Systems, Inc. adopted a Stockholder Rights Plan (the "Plan") and distributed one Right for each outstanding share of the Company's Common Stock, par value $.01 per share. The Rights were issued to holders of record of Common Stock outstanding on February 19, 1997. Each share of Common Stock issued after February 19, 1997 will also include one Right subject to certain limitations. Each Right when it becomes exercisable will initially entitle the registered holder to purchase from the Company one one-hundredth (1/100th) of a share of Series A Participating Cumulative Preferred Stock, par value $.01 per share ("Series A Preferred Stock), of the Company at a price of $50.00 (the "Exercise Price").

               Currently, the Rights are attached to the Company's common stock. These Rights are not now exercisable and cannot be transferred separately. The Rights become exercisable and separately transferable when the Board learns that any person or group (other than Kopp Investment Advisors, Inc. and its affiliates or associates (collectively "KIA")), has acquired 15% or more of the Company's outstanding common stock or on such date as may be designated by the Board following the announcement of a tender or exchange offer for outstanding shares of common stock which could result in the offeror becoming the beneficial owner of 15% or more of the Company's outstanding common stock. Under such circumstances, holders of the Rights will be entitled to purchase, for the Exercise Price, that number of hundredths of a share of Series A Preferred Stock equivalent to the number of shares of the Company's common stock (or under certain circumstances other equity securities) having a market value of two times the Exercise Price. 15% holders (other than KIA), however, are not entitled to exercise their Rights under such circumstances. As a result, their voting and equity interests in the Company would be substantially diluted should the rights ever be exercised.

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



                                                                                                       PERCENT CHANGE
                                                                                                       --------------
                                                                PERCENT OF SALES                     THIRD         NINE
                                                                ----------------                     -----         ----
                                                  THIRD QUARTER                 NINE MONTHS           QTR         MONTHS
                                                  -------------                 -----------           ---         ------
                                                1997          1996          1997          1996      97 vs 96     97 VS 96
                                                ----          ----          ----          ----      --------     --------

Sales ......................................   100.0%        100.0%        100.0%        100.0%        18.0%        34.5%

Cost of sales ..............................    69.8%         65.3%         62.7%         61.1%        26.0%        38.1%

Expenses:

   Research and development ................    13.1%         22.1%         13.1%         22.1%       (29.8%)      (20.2%)

   Sales, marketing and administration .....    31.8%         42.1%         27.1%         36.2%       (11.0%)        1.0%

   Restructuring costs .....................      --          20.0%           --           7.2%         N/A          N/A

   (Gain) on sale of investment ............      --            --          (1.2%)          --          N/A          N/A

   Amortization of intangible assets .......     0.6%          0.8%          0.6%          0.9%       (14.3%)      (14.5%)

   Interest (income) .......................    (0.6%)        (1.0%)        (0.6%)        (1.5%)      (36.9%)      (46.6%)

   Total ...................................   114.7%        149.3%        101.7%        l26.0%        (9.4%)        8.6%

Pretax (loss) ..............................   (14.7%)       (49.3%)        (1.7%)       (26.0%)      (64.9%)      (91.1%)

Provision for income taxes .................      --            --            --            --          N/A          N/A

Net (loss) .................................   (14.7%)       (49.3%)        (1.7%)       (26.0%)      (64.9%)      (91.1%)


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SALES AND NET LOSS - Sales for the third quarter of fiscal 1997 increased 18% to $27.4 million compared with sales of $23.2 million in the third quarter of last year. For the nine month period, sales were $86.5 million, reflecting an increase of 35% compared with sales of $64.3 million in the same period of last year. Increased sales were recorded across all product areas with the most significant gains in the broadband products area.

Increased demand for broadband products for use in local loop applications resulted in increased shipments in both the third quarter and first nine months of fiscal 1997 of 22% and 39%, respectively. As a percent of net sales in fiscal 1997, broadband products represented 51% in the third quarter and 54% in the first nine months. For the third quarter and first nine months of fiscal 1996, broadband products represented 50% and 52% of sales, respectively. Sales to NYNEX represented 30% of net sales for the third quarter and 31% of net sales for the first nine months of fiscal 1997. For the comparable periods of last year, sales to NYNEX accounted for approximately 31% of net sales in both periods. Although the Company has recently been selected as NYNEX's supplier of choice for certain asynchronous products, there can be no assurance that orders will continue at the level experienced in the recent past. Accordingly, the loss of this customer would have a materially adverse affect on the Company' s financial results.

Access product sales represented 42% and 41% of net sales in the third quarter and first nine months of fiscal 1997, respectively, and increased 12% in the third quarter and 32% in the year to date period compared with last year. These increases resulted as the Company's Access60 network access server continues to be deployed at an increasing rate for use in voice, data and wireless applications.

Net loss for the third quarter and first nine months of fiscal 1997 was $4.0 million and $1.5 million, respectively, compared with $11.5 million and $16.8 million in the same periods of last year. The fiscal 1997 net loss resulted as gross margins were adversely affected by strong competitive pressure and increased period costs including charges associated with selling and marketing expense reductions. Fiscal 1996 operating results included a restructuring charge of $4.7 million and other charges associated with the transfer of manufacturing operations from the Company's Fremont, California facility to its facility located in Norwood, Massachusetts. The physical move of operations was completed during the second quarter of fiscal 1997.

COST OF PRODUCTS SOLD - Cost of sales represented 70% and 63% of net sales for the third quarter and first nine months of fiscal 1997, respectively. For the same periods of last year, cost of sales was 65% and 61% of net sales, respectively. During the third quarter of fiscal 1997, gross margins were adversely affected by shipments of a proportionally higher level of lower margin products and increased period costs associated with reserves for certain inventory items. The Company is presently implementing initiatives to reduce product cost through manufacturing process improvements and material procurement cost savings.

RESEARCH AND DEVELOPMENT - Spending on research and development decreased 30% in the third quarter of fiscal 1997 compared with the third quarter of last year and decreased 20% in the nine month period compared with last year. Lower spending continued into fiscal 1997 after certain broadband product development programs were curtailed in conjunction with the Company's restructuring activities which began in the third quarter of fiscal 1996. Research and development expense was 13% of sales in both the third quarter and first nine months of fiscal 1997 compared with 22% in both comparable periods of fiscal 1996.

SALES, MARKETING AND ADMINISTRATION - Sales, marketing and administration expense decreased 11% in the third quarter of fiscal 1997 compared with the third quarter of last year. For the nine month period of this year, spending for sales, marketing and administration was even with last year. Lower spending in the third quarter of fiscal 1997 was partially offset by one-time costs associated with the realignment of certain selling and marketing activities. The third quarter of fiscal 1996 included costs associated with the relocation of information systems and customer administration activities from the Company's Fremont, California facility to its facility located in Norwood, Massachusetts.

RESTRUCTURING COSTS - During the third quarter of fiscal 1996, the Company's management approved a plan to restructure its operations and recognized a charge of $4.7 million. This charge included provisions for excess facilities, asset write-downs and employee severance costs.

GAIN ON SALE OF INVESTMENT - During the first quarter of fiscal 1997, the Company liquidated its equity position in an international distributor of the Company's products due to certain changes in strategic objectives. This investment, which occurred in fiscal 1995, yielded a one-time gain of $1.1 million.

AMORTIZATION OF INTANGIBLE ASSETS - Amortization expense relates to the acquisition of the broadband family of products in 1983, certain channel bank products in 1984 and the acquisition of Magnalink Communications Corporation in 1992. In fiscal 1997, amortization expense was $.2 million for the third quarter and $.5 million for the year to date period.

INTEREST INCOME - Interest income decreased 37% and 47% in the third quarter and first nine months of fiscal 1997, respectively. This decrease resulted from a lower level of average cash and short-term investments available for investment.

INCOME TAX PROVISION(BENEFIT) - No provision for income tax was recorded during the first nine months of fiscal 1997 due primarily to the net loss incurred during the period. In addition, no income tax benefits were available from the either the fiscal 1997 or the fiscal 1996 net losses.

LIQUIDITY AND CAPITAL RESOURCES - For the nine month period ended May 25, 1997, cash and equivalents increased $3.3 million and short-term investments decreased $5.6 million resulting in a net decrease to cash and short-term investments of $2.3 million. Operating activities to support revenue growth required net cash of $2.1 million. Cash requirements for increased inventory of $2.7 million, net payments against liabilities of $3.3 million and a net loss of $1.5 million were partially offset by depreciation and amortization of $4.0 million and the proceeds from the sale of an investment of $1.0 million.

Cash flows from investing activities provided cash of $2.9 million. In short-term investing activities, maturing investments exceeded purchases by $5.6 million. These proceeds were partially consumed by additions to plant and equipment of $2.7 million. Financing activities consisted of sales of common shares under various employee stock plans and provided cash of $2.5 million.

The Company maintains a $20.0 million line of credit with Fleet Bank which is available until June 1, 1998. Additionally, the Company maintains a $3.5 million line of credit with Fleet Bank which is specifically designated for the acquisition of capital equipment. This line of credit is available until December 31, 1997. Subsequent to the end of the third quarter of fiscal 1997, the Company entered into a sale-leaseback arrangement with GE Capital Corp. for certain computer and other electronic equipment which provided cash of approximately $2.6 million. The operating leases contained in the arrangement, which commenced on June 17, 1997, cover periods from two to four years. This arrangement also provides an additional lease credit line of $4.0 million which is available until December 31, 1997.

Management believes that cash, short-term investments and the availability of its lines of credit will be adequate to support operating cash requirements for the foreseeable future.


FORWARD-LOOKING INFORMATION The Private Securities Litigation Reform Act of 1995 ("the Act") provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of the "safe harbor" provisions of the Act. Certain information contained herein, particularly certain information appearing in this section is forward-looking. Information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appear together with such statement, and/or elsewhere herein. This information should be read in conjunction with the Company's annual report on Form 10-K for the year ended August 25, 1996, particularly the information appearing under the heading "Factors That May Affect Future Financial Results" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the report.

                               TELCO SYSTEMS, INC.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
------   ----------------------------------------------------------

         Not Applicable



PART II.  OTHER INFORMATION
---------------------------



Item 6.  Exhibits and Reports filed on Form 8-K
------   --------------------------------------

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




                                    TELCO SYSTEMS, INC.



                                    By: /s/ William J. Stuart
                                        ----------------------------------
                                        William J. Stuart
                                        Vice President and
                                        Chief Financial Officer
                                        Principal Accounting Officer