Form 10-K
period 1997-08-31
TELCO SYSTEMS INC /DE/
filed 1997-12-01
CIK 736893

                                    FORM 10-K                            FY 1997
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------


             (Mark One)
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended      AUGUST 31, 1997
                                                ------------------------------
                                       OR

                                       --

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from          TO
                                                      -------    -------

                         Commission file number 0-12622

                               TELCO SYSTEMS, INC
                               ------------------

             (Exact name of registrant as specified in its charter)

               Delaware                                          94-2178777
               --------                                          ----------

      (State or other jurisdiction of                       (I.R.S. employer
       incorporation or organization)                        identification no.)

                63 NAHATAN STREET, NORWOOD, MASSACHUSETTS 02062
                -----------------------------------------------

                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (781) 551-0300

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES [X]    NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $149,407,000 as of November 7, 1997.

On  November 7, 1997 there were 10,884,366 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:


                (2) Portions of the definitive proxy statement (the "Definitive
                    Proxy Statement") required to be filed with Securities and Exchange Commission relative to the Company's 1997 annual meeting of shareholders are incorporated by reference into
                    Part III.


Exhibit Index is on Page 37

Item 1.      BUSINESS

GENERAL

The Company was incorporated in California on September 7, 1972, and reincorporated in Delaware on December 17, 1986. Its principal office is located at 63 Nahatan Street, Norwood, Massachusetts 02062 (telephone number is (781) 551-0300. Unless the context indicates otherwise, the terms "Company" and "Telco Systems" refer to Telco Systems, Inc. The Company is a manufacturer of three major product lines, focused on providing integrated access for network services: the broadband transmission products, referred to as "Broadband"; the network access products, referred to as "Access"; and the bandwidth optimization products, referred to as "Bandwidth Optimization".

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

         In January 1983, the Company acquired the fiber optics transmission business from Raytheon Company, which evolved into the Broadband product line. Sales of broadband transmission products in fiscal year 1997 comprised approximately 54% of the Company's total revenue. In August 1984, the Company acquired TeleBit, Inc., a manufacturer of digital transmission systems based in Lombard, Illinois. Later, the products from this acquisition were merged with the Company's Voice Frequency products which together evolved into the Access product line. In fiscal 1997, sales of access products were 41% of total sales. In May 1992, the Company acquired Magnalink Communications Corporation, a developer and manufacturer of high speed data compression and bandwidth optimization products, which evolved into the Bandwidth Optimization product line. In fiscal 1997, bandwidth optimization products represented 5% of sales.

         For fiscal 1997, the Company reported sales of $117.8 million and a net loss of $1.1 million or $.10 per share. Working capital at year end amounted to $40.4 million, including cash and marketable securities of $12.7 million. For a more complete discussion of the results of operations, please refer to Management's Discussion and Analysis of Results of Operations and Financial Condition found on page 11 of this report.

BROADBAND PRODUCTS

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

             The most common application of the Company's Broadband transmission products is for cost-effective delivery of high capacity T1 (1.544Mbps) and T3 (45Mbps) services in the local loop applications between the telephone company central office or hubbing sites and customers' business premises. These services are delivered over both fiber optic technology, as well as copper-based technology. The Company believes that such local loop applications will continue to grow due to the Telecommunications Reform Act of 1996 as the local access market opens to competition.

                Broadband transmission products currently manufactured by the Company can be grouped into two categories: fiber optic terminals and multiplexers; and network monitoring and control systems.

             FIBER OPTIC TERMINALS AND MULTIPLEXERS: These systems typically consist of a digital multiplexer and a fiber optic transmitter/receiver integrated into one functional unit. The multiplexer portion of the terminal unit combines digital inputs from multiple sources into one digital output. Multiplexers can be combined in order to achieve higher transmission rates. The basic function of the transmitter portion of a terminal is to convert electronic input into a series of light pulses for transmission over optical fiber. The receiver function of a terminal reconverts the light pulses received over the fiber into digital electronic signals. To meet the various needs of the public and private telephone networks, the Company offers products for transmitting at different capacities.

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

             NETWORK MONITORING AND CONTROL SYSTEMS: The Company offers a modular computer-based system management system that is used to configure the products, monitor and control their operations, and to identify failure of specific multiplexers or terminals in the network. It also detects and reports system signal degradation, allowing an operator to identify potential failures before they occur and to schedule preventative maintenance. In addition, during FY97, the Company also added Simplified Network Management Protocol (SNMP)-proxy agent to its HyperSPAN product line to make it manageable from any SNMP Manager
- a key evolving requirement in the Internet Service Provider (ISP) and Competitive Local Exchange Carrier (CLEC) marketplace.

ACCESS PRODUCTS

             Primary customers of the Company's access products are long distance service providers, competitive and alternate local access providers, Bell Operating Companies, government agencies, electric utilities and wireless service operators. In many cases, the products are purchased by the service providers and are installed on customer premises or are leased to private network users. These products comply with both North American and international standards for specific applications, and are sold worldwide.

             The Company's network access products are designed for the digital multiplexing of voice and data traffic of up to T1 and E1 rates. The trend towards increased use of public network services for voice, data and video applications has created greater demand for customer premises access multiplexers. The Company's access servers enables integration of multiple slower-speed lines and services onto a single or multiple, high-speed, T1/E1 access facility, ultimately saving access line charges for end users. They support interfaces for various types of telephony and data services, such as Plain Old Telephone System (POTS), Centrex extensions, P-Phones, switched data,

Integrated Services Digital Network (ISDN) and frame relay. In addition, the Company provides a network management system which is designed to control its intelligent transmission products.

Typical prices for network access equipment range from $5,000 to $15,000.

             NETWORK ACCESS SERVERS: The Company's Access60 network access servers provide highly reliable digital access to public, private and hybrid networks. They integrate multiple business applications through cost-effective connections to dedicated, switched and packet network services, and support multiple networking functions such as T1/E1 add/drop multiplexing, grooming and digital cross-connection. They also support advanced services such as ISDN and frame relay. The products provide complete redundant architecture for fail-safe operation, a must for service providers. Access45 was introduced during fiscal 1997, and is a smaller version of Access60 representing a lower price point. It is designed to meet a key requirement for the CLEC marketplace, which is to provide a high number of service ports in a very small form factor. It is completely compatible with Access60, and uses the same interface cards to deliver the same services.

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

             NETWORK MANAGEMENT AND CONTROL SYSTEM: The Company offers a standards-based SNMP network management system for its Access45 and Access60 network access servers and Access35 network access multiplexer. It also offers a software-based management and control system, which is designed to control the Route-24 and network access multiplexer and DCB-24 digital channel bank. This system remotely manages voice and data mix, bandwidth allocation, and selective access to special services offered by T1 carriers. In addition, it can be used to modify the network as user requirements change.

BANDWIDTH OPTIMIZATION PRODUCTS

             Primary customers for the Company's bandwidth optimization products are private network users at major corporations worldwide. These products interconnect geographically remote local area networks (LANs) through wide area networks (WANs), with an emphasis on optimizing the utilization of WAN links. In LAN/WAN applications, WAN links have the lowest throughput, the highest expense, the lowest reliability, and the least security. The bandwidth optimization products increase the throughput of WAN links by two to six times (depending on the type of data traffic) via data compression; reduce expense of WAN links by enabling usage of lower-speed links at higher throughput; and offer features for improved redundancy, fault tolerance, security and privacy. Typical units are in the $3,000 to $9,000 price range. The Optimizer product line also supports compression for frame relay data, and can be connected to any standard frame relay service offering. It is approved in the leading frame relay service offerings, such as AT&T, WorldCom and Sprint.

MARKETING AND CUSTOMERS

             Telco Systems is engaged in a single business segment constituting the development, manufacturing, marketing and service of integrated access solutions for the telecommunications industry. Primary users of the Company's products are the Regional Bell Operating Companies (RBOCs), independent telephone companies, interexchange carriers, competitive and alternate access providers, electric utilities, wireless service operators, government agencies and private network end users.

             The Company's broadband transmission products and network access products are generally sold to specialized common carriers and telephone operating companies on an off-the-shelf basis. Typically, the products have been evaluated by such customers and approved for purchase in advance. Both network access and broadband products are manufactured by the Company based on forecasted usage. Sales to the RBOCs accounted for 39% of sales in fiscal 1997, 37% of sales in fiscal 1996, and 29% of sales in fiscal 1995. RBOC sales include sales to NYNEX of 33% in fiscal 1997, 31% in fiscal 1996, and 17% in fiscal 1995. NYNEX continues to be a significant customer of the Broadband Business Unit. A material curtailment in the NYNEX order rate, if not offset by sales to other customers, would result in insufficient gross margin to cover the current level of operating costs and would adversely impact total company results. Other significant customers include MCI Communications and Walker and Associates which each represented 11% and 10% of sales in fiscal 1997, respectively. In fiscal 1996, Sprint and Walker and Associates each represented 13% and 11%, respectively. In fiscal 1995, Sprint represented 18% of sales. During fiscal 1997, the Company also won a large bid with British Telecom, a major European carrier, for its Access60 product. International revenue represented 7% of total revenue in fiscal 1997 compared with 4% in fiscal 1996.

             The Company markets its products through a combination of its own sales force, value-added resellers and distributors. Installation is primarily performed by third party providers. The Company has technical support and applications engineering personnel and offers training of customer personnel.

ORDERS AND BACKLOG

             In fiscal 1997, the Company received orders totaling $114.4 million. Of this amount, $58.5 million was for broadband transmission products, $50.4 million was for network access products, and $5.5 million was for bandwidth optimization products. During the first quarter of fiscal 1998, the Company was notified by a major customer, MCI Communications, of its intention to cancel an order for Access60 products in the amount of $6.9 million. Had this cancellation been reflected in fiscal 1997, total orders would have been $107.5 million. Firm backlog shippable within a twelve-month period was approximately $21.2 million at the end of fiscal 1997, compared to approximately $24.8 million at the end of fiscal 1996. Firm backlog would have been $14.3 million if the previously discussed cancellation occurred in fiscal 1997. Broadband transmission products comprised 26% of the backlog for fiscal year 1997 and 44% for fiscal 1996. Network access products represented 72% of backlog at fiscal 1997 year end and 54% of backlog at fiscal 1996 year end. The Company's order trend is characterized by short customer-scheduled delivery cycles. Accordingly, a substantial portion of sales in each fiscal quarter are derived from orders received in the quarter. In the Company's experience, its backlog at a given time is not necessarily indicative of prospective sales volume. In addition to the short delivery cycles, customers may revise scheduled delivery dates, revise product configuration or cancel orders.

COMPETITION

             The Company competes in its markets based upon price/performance advantages offered by a number of its products, certain product features, and its ability to meet customer delivery requirements on a timely basis. Most of the Company's competitors have greater financial, technological and personnel resources than the Company. The Company's competitors in the broadband transmission market are predominantly large, full-line, integrated manufacturers of telecommunications equipment, such as AT&T, Fujitsu, Northern Telecom Limited, Alcatel, NEC and ADC Telecommunications. Many of these competitors have introduced newer SONET transmission products which the telephone operating companies are deploying in public networks.

The availability of such SONET products by competitors provides a distinct product advantage for them in certain customer applications. However, the higher cost of the SONET products, typically 20-50% more expensive than the asynchronous transmission products, is providing a continued strong demand for the Company's asynchronous transmission products in certain customer applications. The Company's principal competitors with respect to the network access product market include Premisys Communications, Verilink Corp., Newbridge Networks, Tellabs and Coastcomm. The Company believes that it has substantially strengthened its competitive position in this market with the availability of new features for the Access60 product, and introduction of the new Access45 product, as well as with a stronger network of distributors. The Company also believes that the redundancy, high-density application and the fail-safe nature of the Access60 architecture makes the product more suitable for the service providers market. Primary competitors for bandwidth optimization products are Fastcom and Symplex, which focus on data compression technologies for lower data rates in the range of 64Kbps. The Company believes that its data compression technology has significant cost and performance advantages for higher data rates in the range of 256Kbps and 1.544Mbps.

RESEARCH AND DEVELOPMENT

             The Company maintains two technology centers for research and development located in Norwood, Massachusetts and Fremont, California. In the broadband transmission product area, the Company is concentrating its research and development efforts on new products for delivering more cost-effective solutions for DS3-based systems in the local loop distribution portion of the telephone network. In the network access product area, development programs continue for further enhancements and newer features for digital loop access and data services applications for Access45 and Access60 Network Access servers. In both areas, a significant portion of the R&D investment is going towards development of lower-cost designs to improve gross margins of existing products. Programs for new products are based on market analysis and estimates of customer demand which are subject to continuing change. Therefore, there can be no assurance that sales of such products will meet current expectations.

             Spending on research and development activities of $15.4 million represented 13% of sales in fiscal 1997. This compares with $18.0 million in fiscal 1996 and $18.2 million in fiscal 1995 which represented 19% and 20% of sales in each year, respectively. The Company expects to maintain the fiscal 1997 level of spending for research and development into fiscal 1998.

             From time to time the Company has employed consultants to perform research and development functions. The Company plans to continue this practice as a means of augmenting its internal research and development capabilities.

EMPLOYEES

             As of August 31, 1997, the Company had 382 employees, of whom 93 were in sales, sales support and marketing, 83 in product development, 158 in manufacturing and 48 in administration. Competition for highly skilled engineering, managerial, sales, marketing and product development personnel is very intense. The Company believes that its future success will depend in large part on its ability to attract and retain such individuals. Accordingly, the loss of key personnel could materially and adversely affect the Company's business, results of operations and financial condition. There can be no assurance that the Company will be successful in attracting and retaining the personnel required to engineer, manage, market or develop its products and conduct its operations successfully. The Company considers its employee relations to be excellent and is not a party to any collective bargaining agreement.

MANUFACTURING

             The Company's manufacturing process primarily involves the assembly of electronic components onto custom-designed printed circuit boards, incorporating these boards into larger system packages, and testing the finished products to assure their proper functioning in accordance with product specifications. Most components used in the process are standard electrical, electronic and mechanical parts available from many suppliers. The Company does, however, currently depend on various single sources to supply certain custom-designed components used in its products. To balance single source dependence, the Company will maintain higher inventory levels or seek to qualify secondary sources where appropriate.

             The plan announced in the latter half of fiscal 1996 to consolidate manufacturing operations into the Company's facility located in Norwood, Massachusetts was completed in fiscal 1997. Please refer to note 8 to the consolidated financial statements for further information concerning the 1996 restructuring plan. Approximately 80% of the Company's older network access equipment is manufactured by a subcontractor at facilities in Malaysia and Singapore. Inspection, final test and system assembly is performed at the Company's Norwood, Massachusetts facility. Approximately 20% of the Company's broadband transmission products is manufactured by a subcontractor in Singapore. Inspection, final test and system assembly for these products is also performed at the Company's Norwood, Massachusetts facility. The Company presently maintains a favorable relationship with these vendors and does not presently anticipate any difficulties that would prevent timely procurement of scheduled product. As a backup to these principal sub-contractors, the Company maintains an in-house ability to manufacture these products.

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

REGULATORY AND LEGISLATIVE MATTERS

             Regulations of the Federal Communications Commission affect various products of the Company. Certain regulations require that products which reside on a customer's premises and interconnect the public switched network meet certain standards to prevent harm to the network. Other regulations limit the levels of electromagnetic radiation which may emanate from an electronic device located on a customer's premise. The Company currently complies with these regulations and believes it will be able to comply with these regulations in the future. Changes in existing laws and regulations which govern the telecommunications industry could affect the business of the Company.

PATENTS

             The Company currently holds several patents and has patent applications pending. Management believes, however, that timely implementation of technological advances, responsiveness to market requirements, depth of technical expertise and a high level of customer service and support are more important to its success than patent rights.

CORPORATE OFFICERS OF REGISTRANT

             Following is a list of the Company's executive officers:

             NAME                                   AGE         POSITION
             ----                                   ---         --------
             William B. Smith, Ph.D.                53          President and Chief Executive Officer

             William J. Stuart                      46          Vice President and Chief Financial Officer

             Richard  J. Nardone                    49          Vice President, Corporate Resources

             Anand S. Parikh                        38          Vice President, Marketing and Business
                                                                   Development
             Philip D. Wilson                       52          Vice President, Engineering


             Dr. Smith has been Chief Executive Officer since March of 1996. He joined the company as President and Chief Operating Officer in 1995. Prior to that he was Senior Vice President of US West, Inc. and President of US West Advanced Technologies since 1991. Prior to that, he was Executive Director of AT&T Bell Laboratories since 1986.

             Mr. Stuart has been Vice President and Chief Financial Officer since joining the Company in January 1997. Prior to that he was Vice President and Chief Financial Officer of AccessLine Technologies, a telecommunications software company since 1992. Prior to that he was Vice President - International with AT&T Paradyne since 1989 and Treasurer of Paradyne Corporation prior to its acquisition by AT&T in 1989.

             Mr. Nardone has been Vice President of Corporate Resources since March of 1996 and Vice President of Human Resources since September 1995. Prior to that he was Senior Manager of Human Resources at Ungermann-Bass Networks, Inc. ( a manufacturer of networking systems) since 1992. Prior to that he was Director of Human Resources at Proteon, Inc.( a manufacturer of networking systems).

             Mr. Parikh joined the Company as Vice President of Marketing and Business Development in 1995. Prior to that he was with Lightstream Corporation in Billerica, Massachusetts as Vice President, Strategic Business Development since 1994 and Vice President, Marketing since 1993. Prior to that, he was General Manager of the Broadband Networks Business Unit of Ungermann-Bass Networks, Inc. a manufacturer of networking systems, since 1991. Prior to that, he held various senior management positions at Digital Equipment Corp. for nine years.

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

             The Company leases a 216,000 square foot manufacturing, research and administration facility in Norwood, Massachusetts, that is owned by a limited partnership in which the Company has a 50% partnership interest. Approximately 60% of this facility is utilized by the Company. Excess costs associated with idle portions of the facility have been included in the restructuring charge recorded by the Company in fiscal 1993. On November 11, 1994, the Company entered into an agreement for the lease of an 118,000 square foot manufacturing, research and administration facility in Fremont, California. During fiscal 1996, portions of this facility were identified as excess following the consolidation of manufacturing operations into the Norwood, Massachusetts facility. The consolidation plan was completed during fiscal 1997. For a more complete discussion of excess facilities, please refer to note 8 to the consolidated financial statements.

             The Company leases additional facilities, primarily for sales and sales support in: Overland Park, Kansas; Dallas, Texas; The United Kingdom; Hong Kong and Belgium under one to five-year leases, each facility being between 500 and 5,000 square feet. The Company believes that its present facilities are adequate for its current level of operations.

             The Company owns substantially all of its equipment except for certain equipment purchased by the Company within the eighteen month period prior to August 31, 1997. This equipment is leased to the Company as discussed in Note 7 to the financial statements.

Item 3.      LEGAL PROCEEDINGS

             There are no material legal proceedings to which the Company is a party or of which any of its properties is the subject.

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

             No matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 1997.

                                     PART II

Item 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS


Telco Systems' common stock is quoted on the NASDAQ National Market under the symbol "TELC." The quarterly price ranges for the Company's common stock are as follows:

                                              Fiscal Year
                                              -----------
                                   1997                              1996
                                   ----                              ----
                            High           Low            High           Low
                           --------------------------------------------------
First Quarter...........   21 3/4        15              14 3/4         9 3/4
Second Quarter..........   24 3/8        12 1/2          12 3/8         9 1/4
Third Quarter...........   17 1/4         7 3/4          16 3/8         8 3/8
Fourth Quarter..........   13 3/4         8 7/8          18 3/8        11 3/8


       The Company has never declared or paid any dividends on its common stock and does not plan to pay cash dividends in the foreseeable future.

        At August 31, 1997, the number of holders of the Company's common stock was 393. The Company believes that many of its shares are held by individual participants in security listing positions or "street names" and estimates there are an additional 6,700 beneficial holders as of August 31, 1997.

Item 6.   SELECTED FINANCIAL DATA

Five years ended August 31, 1997

                                         1997              1996             1995            1994              1993
                                                             (In thousands except per share amounts)
Summary of Operations

  Year-end backlog*................   $  21,151          $ 24,815          $ 5,527         $  7,251         $  6,714
  Sales............................     117,843            93,954           89,070          100,470           83,222
  Net income (loss)**..............      (1,078)          (15,545)             628            4,770          (16,285)
  Earnings (loss) per share........   $    (.10)         $  (1.50)         $   .06         $    .48         $  (1.75)
  Average shares and
      equivalents (thousands)......      10,701            10,357           10,345            9,858            9,300
  Year-end employment..............         382               388              436              443              442

Balance Sheet

  Working capital..................   $  40,414          $ 35,917          $49,915         $ 43,210         $ 36,989
  Total assets.....................      78,599            79,504           82,439           82,202           80,551
  Long-term liabilities............       1,531             3,350            3,490            4,443            7,852
  Total shareholders' equity.......   $  55,756          $ 53,997          $67,405         $ 61,548         $ 54,872

  *The 1997 year-end backlog includes an order for $6,919 which was canceled during the first quarter of fiscal 1998.

  **The 1997 net loss includes a $1,070 gain on the sale of an investment. The 1996 net loss includes $4,209 of restructuring costs; 1995 Net income includes $420 of restructuring credits; 1993 net loss includes $13,605 of restructuring costs. The Company has never declared or paid any dividends on its common stock.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL 1997 COMPARED WITH FISCAL 1996

         Sales in fiscal 1997 increased 25% to $117.8 million compared with $94.0 million in fiscal 1996. Increased shipments of Access60 network access products and broadband transmission products more than offset decreased sales of older network access products.

         In fiscal 1997, broadband transmission product sales represented 54% of total sales reflecting an increase of 35% compared with fiscal 1996. The Company continued to experience increased demand for asynchronous products exceeding the 30% growth rate experienced in fiscal 1996. Approximately 80% of the Company's sales of these products are used by telephone company customers to provide high bandwidth fiber optic services in the feeder or distribution section of the public telephone network. Sales to one RBOC represented 60% and 61% of sales of broadband transmission products in fiscal 1997 and fiscal 1996, respectively. As a percent of total sales, this RBOC represented 33% and 31% in fiscal 1997 and fiscal 1996, respectively. In fiscal 1997, access product sales represented 41% of total sales reflecting an increase of 18% compared with fiscal 1996. Substantially all of this growth can be attributed to sales of the Company's new Access 60 server which increased 87% compared with fiscal 1996. The Access 60 product represented 46% of access product sales in fiscal 1997 compared with 29% in fiscal 1996. This increase was partially offset by a decline in sales of older low-end access products. In fiscal 1997, sales of bandwidth optimization products represented 5% of total sales and remained substantially even with fiscal 1996.

         Total orders booked in fiscal 1997 amounted to $114.4 million, slightly ahead of fiscal 1996 orders of $113.5 million. Backlog at the end of fiscal 1997 decreased to $21.2 million compared with $24.8 million at the end of the previous year. During the first quarter of fiscal 1998, the Company was notified by a major customer, MCI Communications, of its intention to cancel an order for Access60 products in the amount of $6.9 million. Had this cancellation been reflected in fiscal 1997, total orders would have been $107.5 million. Firm backlog would have been $14.3 million if this order cancellation had occurred in fiscal 1997.

         The Company's major customers include telephone operating companies and long distance carriers. Sales to RBOC and other major telephone companies represented 43% of total sales compared with 42% in fiscal 1996. The major long distance carriers represented 20% of sales on fiscal 1997 compared with 19% in fiscal 1996. International revenue represented 7% of total revenue in fiscal 1997 compared with 4% in fiscal 1996.

         In fiscal 1997 the Company recorded a net loss of $1.1 million or $.10 per share compared with a net loss in fiscal 1996 of $15.5 million or $1.50 per share. The fiscal 1996 net loss included a net restructuring charge of $4.2 million or $.41 per share which is discussed in note 8 to the financial statements. Additionally, fiscal 1996 included non-recurring charges associated with the transfer of manufacturing operations from Fremont, California to Norwood, Massachusetts. Increased revenues and lower operating expenses were primarily responsible for the improved operating results compared with fiscal 1996.

         Gross profit in fiscal 1997 was $42.9 million and represented 36% of sales. In fiscal 1996, gross profit was $36.7 million or 39% of net sales. This decrease in gross profit percentage resulted in part as the product revenue mix shifted towards lower margin products, primarily in the access products group. To reverse this trend, efforts are continuing into fiscal 1998 to reduce product cost through manufacturing process improvements and product enhancements.

         Research and development expense amounted to $15.4 million and represented a decrease of 15% compared with fiscal 1996. This decrease resulted as development efforts for certain broadband products were curtailed. Remaining resources were focused on new product efforts in the access products area. Research and development expense represented 13% of sales in fiscal 1997 compared with 19% of sales in fiscal 1996.

         Sales, marketing and administration expense was $29.7 million in fiscal 1997 compared with $30.4 million in fiscal 1996. Lower spending in fiscal 1997 resulted from the Company's consolidation actions which occurred in the third quarter of fiscal 1996. This favorable spending variance was partially offset by additional costs relating to certain selling activity realignments which occurred in the third quarter of fiscal 1997.

         During the first quarter of fiscal 1997, the Company liquidated its equity position in an international distributor of the Company's products due to certain changes in strategic objectives. The sale of this investment, originally made in fiscal 1995, yielded a one-time gain of $1.1 million.

         Amortization expense relates to the acquisition of the broadband family of products in 1983, certain channel bank products in 1984 and the acquisition of Magnalink Communications Corporation in 1992. In fiscal 1997, amortization expense was $.7 million in fiscal 1997 compared with $.8 million in fiscal 1996.

         Interest income was $.7 million and $1.1 million in fiscal 1997 and fiscal 1996, respectively. This decrease resulted as operating requirements for cash reduced the amounts available to generate interest income.

         In fiscal 1997, the Company's operating loss did not generate currently available tax benefits.

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

         Total orders booked in fiscal 1996 amounted to $113.5 million, an increase of 30% compared with fiscal 1995 orders of $87.3 million. Increased customer demand for both the Company's Access60 network access server and HyperSPAN broadband multiplexers accounted for this increase. The backlog of unfilled orders at August 25, 1996 increased 351% to $24.8 million compared with $5.5 million at the previous year end. The year end backlog is reflective of increased demand for both network access products and broadband transmission products and also included early receipt of some customer stocking orders. The Company believes that it has sufficient manufacturing capacity to meet the increased demand.

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

LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 1997, cash and marketable securities decreased $2.3 million resulting in a year-end balance of $12.7 million compared with $15.0 million at the end of fiscal 1996. In order to support fiscal 1997 revenue growth, cash of $4.1 million was consumed by operating activities. Cash was required to fund increased inventory of $4.9 million, net payments on liabilities of $3.2 million and increased accounts receivable of $1.6 million. These requirements were partially funded by net income before non-cash expenses, proceeds from the sale of an investment and an income tax refund. Capital expenditures of $3.6 million were required to increase manufacturing capacity in response to increased customer demand. During fiscal 1997, the Company entered into a sale-leaseback arrangement for certain capital equipment which provided cash of $2.6 million. Proceeds from the sale of common stock under various stock option and purchase plans provided cash in the amount of $2.8 million.

         Working capital at August 31, 1997 was $40.4 million, compared with $35.9 million at August 25, 1996. The ratio of current assets to current liabilities at fiscal year end was 2.9 compared with 2.6 at the end of last year.

         The Company maintains a $20.0 million secured line of credit with Fleet Bank which is available to fund working capital requirements and is available until May 30, 1998. In addition to this principal credit line, the Company has a $3.5 million equipment financing line of credit with Fleet Bank which is available until December 31, 1997. Although the Company did not utilize any of its financing alternatives in fiscal 1997, approximately $.2 million was reserved to cover various guarantees in effect at August 31, 1997.

         Management believes that its cash and marketable securities and the availability of its various financing arrangements will be sufficient to fund operating cash requirements and future growth for the foreseeable future.

         The Company practice has been to retain cash provided by operations to fund future growth. Accordingly, the Company has never declared or paid a cash dividend on its capital stock.

FACTORS THAT MAY AFFECT FUTURE FINANCIAL RESULTS

Discussions in this Form 10-K include statements concerning the Company's future products, expenses, revenue, liquidity and cash needs as well as the Company's future operations and financial results. These forward-looking statements are based on current expectations. Accordingly, the Company assumes no obligation to update this information. Numerous factors, including but not limited to economic and competitive conditions, incoming order levels, shipment volumes, and product margins, could cause actual results to differ from those described in these statements. Prospective investors and stockholders should carefully consider the foregoing factors, as well as those set forth below in evaluating these forward-looking statements.

         The Company's backlog may not be representative of actual sales for any succeeding period because of the timing of orders, delivery intervals, customer and product mix, the possibility of changes in delivery schedules, and additions or cancellation of orders. Historically, a significant portion of the Company's sales in any quarter result from orders received in the same period; thus, order delays could have an immediate and materially adverse impact on sales and profit. Recent merger activity among some of the Company's large customers could adversely affect future orders as those customers reassess their strategic direction. NYNEX, the Company's largest customer recently merged with Bell Atlantic. Although the Company believes that its products continue to offer a competitive advantage to NYNEX, there can be no assurance that their historic order level will continue.

         The Company operates in a highly competitive environment and in a highly competitive industry, which include significant pricing pressures. These competitive pressures could cause reduced demand for the Company's products. If the Company was not successful in winning future business opportunities, there could be insufficient revenue to cover costs and expenses incurred in anticipation of these opportunities. Accordingly, the Company may from time to time experience unanticipated intense competitive pressure, possibly causing operating results to vary from those expected.

         The Company's future operating results are dependent on its ability to develop, produce and market new and innovative products and services. Critical to the Company's growth strategy is the acceptance of the Access60 product and certain broadband products. There are numerous risks inherent in this complex process, including rapid technological change and the requirement that the Company bring to market in a timely fashion new products and services which meet customers' changing needs. The introduction of newer technologies could result in lower demand for the Company's products and cause inventory on hand to become obsolete. The Company experiences intense competition for skilled employees who are in great demand. If important technical and management positions remain unfilled, completion of product development and other programs could be delayed causing financial results to be adversely affected.

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

  Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             Not Applicable.


  Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
             AND FINANCIAL SCHEDULES                                        PAGE

             Report of Ernst & Young LLP Independent Auditors                16

             Consolidated Statements of Operations                           17

             Consolidated Balance Sheets                                     18

             Consolidated Statements of Shareholders' Equity                 19

             Consolidated Statements of Cash Flows                           20

             Notes to Consolidated Financial Statements                      21

             Supplementary Data (Unaudited)                                  30

             Consolidated Financial Statement Schedules:                     31
                  Schedule II-Valuation and Qualifying Accounts
                  (All other schedules for which provision is made in Regulation S-X are not required or are inapplicable and therefore have been omitted.)

REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of Telco Systems, Inc.

         We have audited the accompanying consolidated balance sheets of Telco Systems, Inc. as of August 31, 1997 and August 25, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended August 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telco Systems, Inc. at August 31, 1997, and August 25, 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


ERNST & YOUNG LLP


Boston, Massachusetts

October 15, 1997

CONSOLIDATED STATEMENTS OF OPERATIONS                       Telco Systems, Inc .

Three years ended August 31, 1997                    1997               1996              1995
------------------------------------------------------------------------------------------------

                                                       (In thousands except per share amounts)

Net sales .................................       $ 117,843          $  93,954          $ 89,070

Costs and expenses

Cost of products sold .....................          74,985             57,285            48,559
Research and development ..................          15,355             17,991            18,207
Sales, marketing and administration .......          29,652             30,408            22,945
Restructuring costs (credit) ..............            --                4,209              (420)
Gain on investment ........................          (1,070)              --                --
Amortization of intangible assets .........             669                752               783
Interest income ...........................            (670)            (1,146)           (1,632)
                                                  ---------          ---------          --------
                                                    118,921            109,499            88,442
                                                  ---------          ---------          --------

Net (loss) income .........................       $  (1,078)         $ (15,545)         $    628
                                                  =========          =========          ========
Average shares and equivalents ............          10,701             10,357            10,345


Net (loss) income per share ...............       $    (.10)         $   (1.50)         $    .06

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS                                  TELCO SYSTEMS, INC.

August 31, 1997 and August 25, 1996                                           1997              1996
-----------------------------------------------------------------------------------------------------
                                                                                 (In thousands)
Assets
Current assets:
     Cash and equivalents ........................................         $  5,406          $  8,461
     Marketable securities .......................................            7,302             6,581
     Accounts receivable, less allowance for
         doubtful accounts of $895 in 1997 ($676 in 1996) ........           19,663            18,025
     Refundable income taxes .....................................             --                 702
     Inventories, net ............................................           28,370            23,495
     Other current assets ........................................              985               810
                                                                           --------          --------
          Total current assets ...................................           61,726            58,074

Plant and equipment, at cost .....................................           46,401            45,941
     Less accumulated depreciation ...............................           36,712            33,411
                                                                           --------          --------
          Net plant and equipment ................................            9,689            12,530

Intangible and other assets, less accumulated
 amortization of $11,651 in 1997 ($10,935 in 1996) ...............            7,184             8,900
                                                                           --------          --------
     Total assets ................................................         $ 78,599          $ 79,504
                                                                           ========          ========

Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable ............................................            7,292          $  9,758
     Payroll and related liabilities .............................            3,492             3,649
     Other accrued liabilities ...................................           10,528             8,750
                                                                           --------          --------
          Total current liabilities ..............................           21,312            22,157

Restructuring and other long-term liabilities ....................            1,531             3,350

Shareholders' equity:
     Series A Participating Cumulative Preferred Stock, 200 shares             --                --
      authorized; no shares outstanding
     Preferred stock, $.01 par value, 5,000
     shares authorized; no shares outstanding ....................             --                --
     Common stock, $.01 par value, 24,000 shares authorized;
     shares outstanding: 10,805 at August 31, 1997;
    (10,520 at August 25, 1996) ..................................              108               105
     Capital in excess of par value ..............................           76,602            74,267
     Accumulated deficit .........................................          (20,886)          (19,808)
     Unearned compensation - restricted stock ....................              (68)             (567)
                                                                           --------          --------

       Total shareholders' equity ................................           55,756            53,997
                                                                           --------          --------
     Total liabilities and shareholders' equity ..................         $ 78,599          $ 79,504
                                                                           ========          ========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY              TELCO SYSTEMS, INC.

Three years ended August 31, 1997
--------------------------------------------------------------------------------

                                                      Common Stock          Paid-in     Unearned      Accumulated
                                                     Shares   Amount        Capital   Compensation      Deficit        Total
                                                     ------   ------        -------   ------------    ------------     -----
                                                                                   (In thousands)


Balance, August 28, 1994..................           9,649    $    96       $66,343                      (4,891)       61,548
                                                     -----    -------       -------                     -------        ------

Net income for year.......................                                                                  628           628
Issuance of common stock:
  Employee stock purchase plan............              56          1           504                                       505
  Exercise of stock options...............             526          5         4,719                                     4,724
                                                    ------    -------       -------                     -------        ------
Balance, August 27, 1995..................          10,231        102        71,566                      (4,263)       67,405
                                                    ------    -------       -------                     -------        ------

Net (loss) for year.......................                                                              (15,545)      (15,545)
Issuance of common stock:
  Employee stock purchase plan............              56                      514                                       514
  Exercise of stock options...............             174          2         1,533                                     1,535
  Restricted stock, net...................              59          1           654     $  (655)
Amortization of unearned
    compensation..........................                                                   88                            88
                                                    ------    -------       -------     -------       ---------        ------
Balance, August 25, 1996..................          10,520        105        74,267        (567)        (19,808)       53,997

Net (loss) for year.......................                                                               (1,078)       (1,078)
Issuance (cancellations) of common stock:
  Employee stock purchase plan............              43                      448                                       448
  Exercise of stock options...............             284          3         2,360                                     2,363
  Restricted stock, net...................             (42)                    (473)        473                           --
Amortization of unearned
    compensation..........................                                                   26                            26
                                                    ------    -------       -------     -------       ---------        ------
BALANCE, AUGUST 31, 1997                            10,805    $   108       $76,602     $   (68)      $ (20,886)       55,756
                                                    ======    =======       =======     =======       =========        ======


See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS                        TELCO SYSTEMS, INC.

Three years ended August 31, 1997                                  1997              1996              1995
-------------------------------------------------------------------------------------------------------------
                                                                                     (In thousands)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS

Cash Flows from Operating Activities
   Net (loss) income ...................................         $ (1,078)         $(15,545)         $    628
   Depreciation and amortization .......................            5,094             5,324             4,982
   Restructuring costs (credit) ........................             --               4,209              (420)
   Amortization of unearned compensation ...............               26                88              --
Change in assets and liabilities
   Accounts receivable, net ............................           (1,638)           (7,978)            5,017
   Refundable income taxes .............................              702               549            (1,251)
   Inventories, net ....................................           (4,875)           (6,074)           (3,229)
   Other current assets ................................             (175)            1,775               320
   Other assets ........................................            1,000                25              (924)
   Accounts payable and other current liabilities ......           (1,512)            9,585            (4,401)
   Restructuring liabilities ...........................           (2,192)           (1,845)             (469)
   Long-term liabilities ...............................              536               113              (330)
                                                                 --------          --------          --------
Net cash (used in) provided by operating activities ....           (4,112)           (9,774)              (77)

Cash Flows from Investing Activities
   Additions to plant and equipment, net ...............           (3,634)           (6,336)           (2,257)
   Proceeds from sale - lease back .....................            2,601              --                --
   Purchase of marketable securities ...................          (11,674)          (24,350)          (29,665)
   Maturities of marketable securities .................           10,953            28,664            29,716
                                                                 --------          --------          --------
   Net cash (used in) investing activities .............           (1,754)           (2,022)           (2,206)

Cash Flows from Financing Activities
   Proceeds and related tax benefits from sale of common
     shares under employee stock plans .................            2,811             2,049             5,229
                                                                 --------          --------          --------
   Net cash provided by financing activities ...........            2,811             2,049             5,229
                                                                 --------          --------          --------

(Decrease) increase in cash and equivalents ............           (3,055)           (9,747)            2,946
Cash and equivalents at beginning of year ..............            8,461            18,208            15,262
                                                                 --------          --------          --------
Cash and equivalents at end of year ....................         $  5,406          $  8,461          $ 18,208
                                                                 ========          ========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid During the Year
    Income taxes .......................................         $   --            $     89          $  1,235


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   TELCO SYSTEMS, INC.

NOTE 1  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION The financial statements consolidate the accounts of Telco Systems, Inc., and its subsidiaries (the Company). Intercompany accounts and transactions have been eliminated. The Company's fiscal year ends on the last Sunday in August which included 53 weeks in fiscal 1997 and 52 weeks in both fiscal 1996 and fiscal 1995. Certain amounts reported in prior years have been reclassified to be consistent with the current year's presentation.

         The Company has 50% limited partnership interests in two real estate partnerships which are accounted for by the equity method of accounting. The aggregate net investment in these partnerships on the accompanying balance sheets is not material (See Note 7).

NEW ACCOUNTING STANDARDS In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 128 (SFAS 128), "Earnings Per Share" which will require adoption in the Company's second quarter of fiscal 1998. This statement specifies the computation, presentation and disclosure requirements of earnings per share. The Company believes that adoption of this statement will have no material impact on its consolidated financial statements and related disclosures.

         In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 requires that items to be recorded in comprehensive income, which include unrealized gains/losses on marketable securities classified as available-for-sale and cumulative translation adjustments, be displayed with the same prominence as other financial statement items. The Company is in the process of determining the effect of adoption of this statement on its consolidated financial statements and related disclosures. SFAS 130 is required to be adopted in the Company's financial statements for the year ending August 29, 1999.

         In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS 131). SFAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is required to be adopted in the Company's financial statements for the year ending August 29, 1999. The adoption of SFAS 131 will have no impact on the Company's financial results or financial condition, but may result in certain disclosures of segment information.

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

REVENUE RECOGNITION In general, the Company recognizes revenue from product sales at the time of shipment. In certain contractual situations, revenue is recognized when the product is accepted by the customer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   TELCO SYSTEMS, INC.

PRODUCT WARRANTY Expected future product warranty liability is provided for when the product is sold.

CASH EQUIVALENTS AND MARKETABLE SECURITIES The Company classifies all of its marketable securities as available-for-sale securities. These securities are stated at their fair value. There are currently no unrealized holding gains and losses. The Company considers all highly liquid investments with maturity of 91 days or less to be cash equivalents. Those instruments with maturities greater than 91 are classified as marketable securities. Cash equivalents and marketable securities are carried at market, and consist of U.S. Government securities, bank certificates of deposit and corporate issues. All securities mature within twelve months.

INVENTORIES Inventories are stated at the lower of cost or market. The cost of products sold is based on standard costs, which approximate actual costs as determined by the first-in, first-out method.
     Inventories at fiscal year end were as follows:

                                                                                         1997                  1996
                                                                                   ----------            ----------
                                                                                            (in thousands)
Raw material....................................................................   $   12,803            $   12,112
Work-in-process.................................................................        5,605                 5,560
Finished goods .................................................................        9,962                 5,823
                                                                                   ----------            ----------
                                                                                   $   28,370            $   23,495
                                                                                   ==========            ==========

PLANT AND EQUIPMENT Additions to plant and equipment are recorded at cost. Depreciation is determined by using the straight-line method over the estimated useful lives of the assets - three to eight years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful life or the lease term.
     Plant and equipment, at cost, at fiscal year end were as follows:

                                                                                         1997                  1996
                                                                                    ---------             ---------
                                                                                             (in thousands)
Machinery and equipment.........................................................    $  33,313             $  31,214
Furniture and leasehold improvements............................................       13,088                14,727
                                                                                    ---------             ---------
                                                                                    $  46,401             $  45,941
                                                                                    =========             =========

INTANGIBLE AND OTHER ASSETS Intangible assets arising in connection with business acquisitions were $7,122,000 and $7,791,000 at August 31, 1997 and August 25, 1996, respectively. They are amortized over lives ranging from seven to twenty-five years using the straight-line method, with an average remaining life of 10.7 years. The carrying value of goodwill is reviewed periodically based on the undiscounted cash flows of the entities acquired over the remaining amortization period. Should this review indicate that goodwill will not be recoverable, the carrying value will be reduced by the estimated shortfall of undiscounted cash flows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   TELCO SYSTEMS, INC.

EARNINGS (LOSS) PER SHARE Earnings (loss) per share is based on the weighted average number of common shares outstanding and common stock equivalents, if dilutive. Fully diluted earnings per share did not differ significantly from primary earnings per share in any year. Net loss per share in fiscal years 1997 and 1996 did not consider common stock equivalents as the effect would be antidilutive.

NOTE 2  DESCRIPTION OF BUSINESS

         The Company is engaged in a single business segment constituting the development, manufacturing, and marketing of broadband transmission products, network access products, and bandwidth optimization products for the telecommunications industry. Regional Bell Operating Companies (RBOC), independent telephone companies, and interexchange carriers are the primary users of the Company's products. Sales to the RBOCs accounted for 39% of sales in fiscal 1997, 37% of sales in fiscal 1996, and 29% of sales in fiscal 1995. RBOC sales include sales to one RBOC of 33% in fiscal 1997, 31% in fiscal 1996, and 17% in fiscal 1995. In fiscal 1997, two additional customers each represented 11% and 10% of sales. In fiscal 1996, two additional customers each represented 13% and 11% of sales. In fiscal 1995, one additional customer represented 18% of sales.

NOTE 3  INCOME TAXES
The components of the provision (benefit) for income taxes were as follows:

                                                                                                 Fiscal Year
                                                                                                 -----------
                                                                                        1997        1996        1995
                                                                                     ----------   ---------    ------
Federal                                                                                      (In thousands)

Current .........................................................................    $   --       $  (1,105)   $ (821)
Deferred ........................................................................        --           1,105       821
                                                                                     ----------   ---------    ------

                                                                                     $   --       $   --       $ --
                                                                                     ==========   =========    ======

The provision (benefit) for income taxes differs from the amount computed using the statutory rate as follows:

                                                                                                   Fiscal Year
                                                                                                   -----------
                                                                                        1997          1996          1995
                                                                                     -----------   -----------   ----------

                                                                                             (In thousands)

Federal income taxes at statutory rate...........................................    $      (366)  $    (5,285)  $      214
Loss producing no current tax benefit............................................            123         5,024
Amortization of goodwill.........................................................            243           247          267
Previously unbenefited deferred items ...........................................                                      (566)
Other............................................................................                           14           85
                                                                                     -----------   -----------   ----------
Income tax provision ............................................................    $      --     $      --     $     --
                                                                                     ===========   ===========   ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   TELCO SYSTEMS, INC.

The components of deferred tax assets and liabilities at fiscal year end are as follows:

                                                                                1997                  1996
                                                                                --------------------------
                                                                                      (In thousands)
DEFERRED TAX ASSETS
Restructuring costs ........................................................    $  1,863          $  2,942
Inventory and other reserves ...............................................       8,049             4,384
Net operating loss carryforward ............................................       2,058             3,173
Tax credit carryforward ....................................................       4,019             3,543
Other ......................................................................          97               187
                                                                                --------          --------
                                                                                  16,086            14,229
Valuation reserve ..........................................................     (15,009)          (13,063)
                                                                                --------          --------
Total deferred tax assets ..................................................       1,077             1,166
                                                                                --------          --------

DEFERRED TAX LIABILITIES
Accelerated tax deduction ..................................................        1261             1,188
Amortization ...............................................................         267               287
Depreciation ...............................................................        (373)             (250)
Other ......................................................................         (78)              (59)
                                                                                --------          --------
Total deferred tax liabilities .............................................       1,077             1,166
                                                                                --------          --------
Net deferred tax assets ....................................................    $   --            $   --
                                                                                ========          ========

SFAS 109, "Accounting for Income Taxes", requires that a valuation reserve be established if it is "more likely than not" that realization of the tax benefits will not occur. The valuation reserve increased by $1,946,000 in fiscal 1997. This change is due primarily to an increase in the current year of inventory and other reserves. These items have been fully reserved.

At August 31, 1997, the Company had net operating loss carryforwards to reduce future taxable income of $5,000,000. To the extent not utilized, the U.S. Federal net operating loss will expire in 2011. The Company also had unused research and development and investment tax credit carryforwards of $4,000,000 at August 31,1997, which expire from fiscal years 1999 through 2012.

NOTE 4 ACCRUED LIABILITIES

Accrued liabilities at fiscal year end were as follows:

                                                                                     1997               1996
                                                                                ----------------------------
                                                                                (In thousands)

Restructuring costs.........................................................    $     2,485         $  2,322
Warranty and rework ........................................................          2,027            1,173
All other accrued liabilities...............................................          6,016            5,255
                                                                                -----------         --------
                                                                                $    10,528         $  8,750
                                                                                ===========         ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   TELCO SYSTEMS, INC.

NOTE 5  LINE OF CREDIT

         The Company maintains a $20.0 million secured line of credit with Fleet Bank which is available until May 30, 1998. At August 31, 1997, $165,000 was reserved to support various guarantees in effect at that date. Additionally, the Company maintains a $3.5 million line of credit with Fleet Bank which is specifically designated for the acquisition of capital equipment. This line of credit is available until December 31, 1997.

         There were no borrowings against these credit lines at August 31, 1997.

NOTE 6  LONG-TERM LIABILITIES

         At August 31, 1997 and August 25, 1996, restructuring and other long-term liabilities include $.3 million and $2.6 million, respectively, of restructuring costs discussed in Note 8.

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

         In June 1997, the Company entered into a sale-leaseback arrangement for certain computer and other electronic equipment which provided cash of approximately $2.6 million. The operating leases contained in the arrangement cover periods from two to four years. All of equipment included in the transaction was purchased by the Company within the last eighteen months.

         The Company leases other facilities and certain equipment under noncancelable operating leases expiring at various dates through 2005. The Company is required to pay property taxes, insurance and normal maintenance costs. Certain of the lease agreements provide for five-year renewal options, and future lease payments could increase based on the Consumer Price Index.

         Minimum annual lease commitments under non-cancelable operating leases for facilities and equipment as of August 31, 1997 are set forth in the following table. Amounts relating to excess facilities included herein have been accrued as discussed in Note 8:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   TELCO SYSTEMS, INC.

                                                                 Gross Lease           Sub-lease                Net Lease
Fiscal Year                                                       Payments              income                  Payments
--------------------------------------------------------------------------------------------------------------------------
                                                                                    (In thousands)

1998...................................................          $    3,570            $      710              $     2,860
1999...................................................               3,584                   647                    2,937
2000...................................................               3,256                   509                    2,747
2001...................................................               3,179                   412                    2,767
2002...................................................               2,887                    69                    2,818
Beyond.................................................               6,498                                          6,498
                                                                 ----------            ----------              -----------
                                                                 $   22,974            $    2,347              $    20,627
                                                                 ==========            ==========              ===========

     Rent expense under operating leases was $3.1 million in fiscal 1997, $2.9 million in fiscal 1996, and $2.4 million in fiscal 1995.

NOTE 8 RESTRUCTURING COSTS

     During fiscal 1996, the Company's management approved a plan to restructure its operations and recognized the following charges (in thousands):

Excess Facilities......................................................         $  2,225
Write-down of assets to net realizable value...........................            1,589
Employee severance costs...............................................            1,034
Restructuring credit relating to 1993 excess facilities costs..........             (639)
                                                                                --------
                                                                                $  4,209
                                                                                ========

The plan included the consolidation and move of manufacturing operations from the Company's Fremont, California facility to its facility located in Norwood, Massachusetts. During fiscal 1997, the plan was accomplished within original cost estimates. At August 31, 1997, the remaining reserve balance of $1,657,000 was specifically designated for excess facility costs at the Fremont, California location.

At August 31, 1997, the remaining fiscal 1993 restructuring reserve for excess facility costs for the Norwood, Massachusetts location was $1,098,000

NOTE 9  STOCK PLANS

Under the Company's 1980 Stock Option Plan, the 1988 Non-Qualified Stock Option Plan, and the 1990 Stock Option Plan (the Plans), officers, directors, and key employees have been granted options to purchase shares of the Company's common stock at a price equal to the market value at the date of grant. Options normally become exerciseable ratably over a 48 month period, commencing six months from the date of grant, and expire after ten years. At August 31, 1997, 1,479,786 shares of common stock were reserved for issuance under the Plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   TELCO SYSTEMS, INC.

         On May 20, 1997, the Board of Directors approved an amendment to the Company's 1990 Stock Option Plan and reduced the exercise price of certain stock options granted to employees between May 15, 1996 and May 13, 1997 at exercise prices ranging from $11.50 to $20.875 per share. The exercise price was adjusted to be equal to the current market price on that day. Stock options granted to the Company's Board of Directors and to employees in conjunction with a general option grant on March 5, 1997 were excluded from this action. Approximately 388,581 shares were reduced to the new exercise price of $9.625.

         On February 15, 1996, 92,000 restricted shares of the Company's common stock were granted and issued to certain key employees. Shares were awarded in the name of each of the participants who have all the rights of other stockholders, subject to certain restrictions and forfeiture provisions. At August 31, 1997, 7,500 shares carried restrictions. Restrictions on the shares expire ratably on the anniversary date of the award over the next three years.

         A summary of the activity in the stock option plans for fiscal 1996, 1995, and 1994 is presented as follows:

                                                         Available       Options           Option Price
Stock Option Plans                                      For Options    Outstanding           Per Share
                                                        -----------    -----------         ------------
Balance at August 28, 1994........................        166,936       1,248,850       $   2.13 - $15.88
                                                          -------       ---------       -----------------
     Grants.......................................       (395,456)        395,456       $   9.88 - $16.75
     Authorized under 1990 plan...................        250,000
     Exercised....................................                       (525,568)      $   2.13 - $15.50
     Canceled.....................................        159,439        (159,439)      $   3.38 - $16.25
     Expired......................................         (1,167)
                                                          -------       ---------       -----------------
Balance at August 27, 1995.......................         179,752         959,299       $   2.25 - $16.75
                                                          -------       ---------       -----------------
     Authorized under 1990 Plan...................        350,000
     Grants.......................................       (572,305)        572,305       $   9.63 - $16.38
     Exercised....................................                       (173,895)      $   3.00 - $16.25
     Canceled.....................................        182,887        (182,887)      $   3.38 - $16.38
                                                          -------       ---------       -----------------
Balance at August 25, 1996........................        140,334       1,174,822       $   2.13 - $16.75
                                                          -------       ---------       -----------------
Authorized under 1990 Plan........................        450,000
     Grants.......................................       (902,831)        902,831       $  13.09 - $20.88
     Exercised....................................                       (284,370)      $   2.13 - $16.38
     Canceled.....................................        677,297        (677,297)      $   3.00 - $20.88
     Expired......................................         (1,000)                      $            3.00
                                                          -------       ---------       -----------------
Balance at August 31, 1997........................        363,800       1,115,986       $   2.25 - $19.00
                                                          -------       ---------       -----------------


      At August 31, 1997, August 25, 1996, and August 27, 1995, there were 464,589 shares, 464,767 shares, and 413,495 shares exerciseable, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   TELCO SYSTEMS, INC.

         Under the Company's 1983 Employee Stock Purchase Plan, eligible employees may purchase shares of common stock through payroll deductions (up to a maximum of 10% of their salary) at a price equal to 85% of the lower of the stock's fair market value at the beginning or at the end of each six month offering period. There were 38,947 shares issueable under the Plan for fiscal 1997 of which 22,112 were outstanding at August 31,1997. For fiscal 1996 and 1995, 56,010 shares and 56,005 shares, respectively, were issued under the Plan. At August 31,1997, 59,383 shares of common stock were reserved for issuance under the Plan.

         In October 1995, the Financial Accounting Standards Board issues Statement of Financial Accounting Standard 123 (SFAS 123), "Accounting for Stock-Based Compensation". SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure-only provisions of SFAS 123 in fiscal 1997 and has applied APB Opinion No. 25 and related interpretations in accounting for its plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   TELCO SYSTEMS, INC.

         The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                    Stock Options                     Employee Stock
                                                    and Awards                        Purchase Plans
                                                    1997               1996            1997           1996
Weighted Average fair value of shares               $8.36              $10.54          $6.00          $4.16

Shares Granted                                       902,831            631,305         38,947         56,010
Assumptions:
         Risk-free interest rate                     5.9%               6.0%            5.0%           5.0%
         Expected volatility                         146.2%             144.4%          88.0%          87.2%
         Expected life of grants:                    5.5 years          5.5 years       .5 years       .5 years
         Dividend yield                              None               None            None           None

                         Outstanding and Exerciseable by
                                   Price Range
                              As of August 31, 1997

                                           Shares Outstanding                        Shares  Exercisable
                                           ------------------                        -------------------
                                                Weighted
                                                 Average        Weighted                             Weighted
                                 Number         Remaining       Average             Number           Average
Range of                       Outstanding     Contractual      Exercise         Exerciseable        Exercise
Exercise Prices                 at 8/31/97        Life            Price           at 8/31/97           Price
-------------------------------------------------------------------------------------------------------------
STOCK OPTION PLAN

      $ 2.25 - $ 8.63             125,309          5.02           $ 7.67            116,770            $ 7.61
      $ 9.31 - $ 9.88             502,296          9.18           $ 9.60             96,507            $ 9.66
      $10.00 - $11.38             279,025          8.19           $10.83            129,091            $10.91
      $11.75 - $19.00             209,356          7.14           $14.57            122,221            $14.15
      ---------------           ---------          ----           ------            -------            ------

      $ 2.25 - $19.00           1,115,986          8.08           $10.62            464,589            $10.67
      ===============           =========          ====           ======            =======            ======

STOCK PURCHASE PLAN

          $11.05                $  22,112           --            $11.05            $22,112            $11.05
      ===============           =========          =====          ======            =======            ======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   TELCO SYSTEMS, INC.

         Had compensation costs for the Company's stock option plans and employee stock purchase plans been determined on the fair market value at the grant dates for such awards, the Company's net loss and net loss per share would approximate the pro forma amounts below:

                                                        1997              1996
Net loss:
         As reported                                 $ (1,078)         $ (15,545)
         Pro forma                                   $ (4,380)         $ (16,787)

Net loss per share:
         As reported                                 $  (.10)          $  (1.50)
         Pro forma                                   $  (.41)          $  (1.62)

         The effects of applying SFAS 123 for the purpose of providing pro forma disclosures may not be indicative of the effects on reported net income and net income per share for future years, as the pro forma disclosures include the effects of only those awards granted after August 27, 1995.

NOTE 10  EMPLOYEE BENEFIT PLAN

         The Company maintains a defined contribution savings plan under the provisions of Internal Revenue Code Section 401(k). Under the terms of the Plan, the Company contributes up to 3% of base pay to a fund which is held by a trustee. All employees are eligible to participate in the Plan and are entitled, upon termination or retirement, to receive their vested portion of the savings fund assets. The unvested portion remains in the Plan and is used to reduce future Plan expense. Total Plan expense was $468,000 in fiscal 1997, $547,000 in fiscal 1996, and $525,000 in fiscal 1995.

NOTE 11  STOCKHOLDER RIGHTS PLAN

         On February 19, 1997, the Board of Directors of Telco Systems, Inc. adopted a Stockholder Rights Plan (the "Plan") and distributed one Right for each outstanding share of the Company's Common Stock, par value $.01 per share. The Rights were issued to holders of record of Common Stock outstanding on February 19, 1997. Each share of Common Stock issued after February 19, 1997 will also include one Right subject to certain limitations. Each Right when it becomes exerciseable will initially entitle the registered holder to purchase from the Company one one-hundredth (1/100th) of a share of Series A Participating Cumulative Preferred Stock, par value $.01 per share ("Series A Preferred Stock"), of the Company at a price of $50.00 (the "Exercise Price").

         Currently, the Rights are attached to the Company's common stock. These Rights are not now exerciseable and cannot be transferred separately. The Rights become exerciseable and separately transferable when the Board learns that any person or group (other than Kopp Investment Advisors, Inc. and its affiliates or associates (collectively "KIA")), has acquired 15% or more of the Company's outstanding common stock or on such date as may be designated by the Board following the announcement of a tender or exchange offer for outstanding shares of common stock which could result in the offeror becoming the beneficial owner of 15% or more of the Company's outstanding common stock. Under such circumstances, holders of the Rights will be entitled to purchase, for the Exercise Price, that number of hundredths of a share of Series A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  TELCO SYSTEMS, INC.

Preferred Stock equivalent to the number of shares of the Company's common stock (or under certain circumstances other equity securities) having a market value of two times the Exercise Price. 15% holders (other than KIA), however, are not entitled to exercise their Rights under such circumstances. As a result, their voting and equity interests in the Company would be substantially diluted should the rights ever be exercised.

         The Rights expire in February 2007, but may be redeemed earlier by the Company in accordance with the provisions of the Rights Plan at a price of $.01 per Right.


                               SUPPLEMENTARY DATA

QUARTERLY INFORMATION                                       TELCO SYSTEMS, INC.
  Quarterly financial information (unaudited) is as follows:

                                   First       Second       Third      Fourth
                                  Quarter      Quarter     Quarter     Quarter
                                  -------      -------     -------     -------
                                  (Dollars in thousands except per share amounts)
1997
Sales .........................   $ 31,835    $ 27,295    $   27,411   $ 31,302
Gross profit ..................   $ 12,473    $ 11,520    $    8,293   $ 10,572
Net income (loss) .............   $ *2,274    $    256    $   (4,017)  $    409
Net income (loss) per share ...   $    .21    $    .02    $     (.37)  $    .04

1996
Sales .........................   $ 20,533    $ 20,577    $   23,223   $ 29,621
Gross profit ..................   $  8,421    $  8,565    $    8,049   $ 11,634
Net income ....................   $ (2,620)   $ (2,679)   $**(11,454)  $**1,208
Net income per share ..........   $   (.26)   $   (.26)   $    (1.10)  $    .11

     *Fiscal 1997 net (loss) income includes a $1,070 gain on the sale of an investment in the first quarter.

    **Fiscal 1996 net (loss) income includes a restructuring charge of $4,659 in the third quarter and a restructuring credit of $450 in the fourth quarter.

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)

                                               Three Years Ended August 31, 1997
                                               ---------------------------------
                                               1997          1996           1995
                                               ----          ----           ----
Allowance for Doubtful Accounts:
    Balance at beginning of period...........  $676          $649           $797
    Charges to costs and expenses............   292           102             63
    Deductions...............................   (73)          (75)          (211)
                                               ----          ----           ----
    Balance at end of period.................  $895          $676           $649
                                               ====          ====           ====

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

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) 1.  FINANCIAL STATEMENTS

                 See index to Consolidated Financial Statements at page 15.


         (a) 2.  FINANCIAL STATEMENT SCHEDULES

                 See index to Consolidated Financial Statements at page 15.

    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

        (a)3.     EXHIBITS

                  Management contracts and compensatory plans or agreements required to be filed as exhibits pursuant to item 14(a) (3) of Form 10-K are identified by asterisks (*).

         3.1      Certificate of Incorporation of Telco Systems, Inc. (1)

         3.2      Bylaws of Telco Systems, Inc., as amended. (2)

        10.3 Telco Systems, Inc. Employee Stock Purchase Plan, as amended through July, 1991 (3)*

        10.4 Amendment to Telco Systems, Inc. Employee Stock Purchase Plan, adopted August, 1991.*

        10.5 Telco Systems, Inc. 1988 Non-Statutory Stock Option Plan, as amended.*

        10.8 Partnership Agreement relating to facilities of Telco Systems Fiber Optics Corporation located at 63 Nahatan Street, Norwood, Massachusetts, dated August 29, 1985. (7)

        10.23 Lease of facilities of Telco Systems Fiber Optics Corporation located at 63 Nahatan Street, Norwood, Massachusetts, dated December 12, 1985. (4)

        10.38     Telco Systems, Inc. 1990 Stock Option Plan, as amended.*

        10.39 Lease dated May 3, 1990 between the Registrant and Pactel Properties for facilities located at 4305 Cushing Parkway, Fremont, California (7)

        10.40 Stock Purchase Agreement between Registrant and Magnalink Communications Corporation dated May 29, 1992. (4)

        10.42 Amendment to lease of facility located at 63 Nahatan Street, Norwood, MA dated January 1, 1994. (5)

        10.44 Stock Purchase Agreement and Registration Rights Agreement between the Registrant and Unitech Telecom, Inc. dated March 29, 1995 (6)

        10.45 Amendments one and two to lease of facility in Fremont, California between the Registrant and Riggs National Bank of Washington D.C. as trustee of the Multi-Employer Property Trust, (successor to Pactel Properties) dated April 12, 1995 and May 8, 1995, respectively. (6)

        10.46 Agreement between the Registrant and John A. Ruggiero dated March 26, 1996. (7)*

        10.48 Agreement between the Registrant and William B. Smith dated March 6, 1995. (6)*

        10.49 Amendments three to lease of facility in Fremont, California between the Registrant and Riggs National Bank of Washington D.C. as trustee of the Multi-Employer Property Trust, (successor to Pactel Properties) dated January 22, 1996. (7)

        10.50 Sale Leaseback Agreement between the Registrant and G.E. Capital Corp. dated June 6. 1997.

        10.51 Agreement between the Registrant and William J. Stuart dated August 29, 1997.*

        10.52 Agreement between the Registrant and Anand S. Parikh dated September 8, 1997.*

        10.53 Agreement between the Registrant and Richard J. Nardone dated August 29, 1997.*

        10.54 Rights Agreement between the Registrant and the First National Bank of Boston as Rights Agent dated February 19, 1997. (8)

        10.55 Certificate of the Voting Powers, Preferences and Relative, Participating, Optional and Other Special Rights, Qualifications, Limitations or Restrictions of Series A Participating Cumulative Preferred Stock. (9)

        22.1      Subsidiaries of the Registrant

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

                (3) Incorporated by reference to Exhibit 4.1 to the Registrant's
                    Form S-8 (File No. 33-26976).

                (4) Incorporated by reference to Exhibits 10.23 and 10.40, respectively, to the Registrant's Report on Form 10-K for its fiscal year ended August 30, 1992.

                (5) Incorporated by reference to Exhibit 10.38 and 10.42,
                    respectively to the Registrant's Report on Form 10-K for its fiscal year ended August 28, 1994.

                (6) Incorporated by reference to Exhibit 10.44 and 10.45,
                    respectively to the Registrant's Report on Form 10-K dated August 27, 1995.

                (7) Incorporated by Reference to Exhibit 10.8, 10.39, 10.46, and
                    10.49, respectively, to the Registrant's Report on Form 10-K dated August 25, 1996.

                (8) Incorporated by Reference to Exhibit 1 to the Registrant's
                    Form 8-A dated February 19, 1997.

                (9) Incorporated by Reference to Exhibit 4(b) to the
                    Registrant's Report on Form 8-K dated February 19, 1997.


(b)      Reports on Form 8-K

         There were no reports filed on Form 8-K during the fourth quarter of fiscal 1997.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    November 26, 1997          TELCO SYSTEMS, INC.



                                     /s/ William B. Smith
                                     --------------------
                                     By William B. Smith
                                     President and Chief Executive Officer
                                     and Director (Principal Executive Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.




/s/ William J. Stuart     Vice President and
---------------------     Chief Financial Officer        Date: November 26,1997
William J. Stuart         (Principal Financial and
                          Accounting Officer)


/s/ William B. Smith      President and Chief Executive  Date: November 26,1997
---------------------     Officer/Director
William B. Smith


/s/
---------------------     Director                       Date:
Dean C. Campbell


/s/ Sheldon Horing        Director
---------------------
Sheldon Horing                                           Date: November 20,1997


/s/ Steward Flaschen      Director                       Date: November 20,1997
---------------------
Steward Flaschen


/s/ John A. Ruggiero      Director                       Date: November 24,1997
---------------------
John A. Ruggiero

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT                                                                   PAGE
NUMBER                               EXHIBIT                             NUMBER
-------------------------------------------------------------------------------

 10.4    Amendment to Telco Systems, Inc. Employee Stock Purchase Plan,    38
         Adopted August, 1991.*

 10.5    Telco Systems, Inc., 1988 Non-Statutory Stock Option Plan, as     39
         Amended.*

 10.38   Telco Systems, Inc., 1990 Stock Option Plan, as Amended.*         47

 10.50 Sale Leaseback Agreement between the Registrant and G.E. Capital 55 Corp. dated June 6, 1997.

 10.51   Agreement between the Registrant and William J. Stuart dated      66
         August 29, 1997.*

 10.52   Agreement between the Registrant and Anand S. Parikh dated        73
         September 8, 1997.*

 10.53   Agreement between the Registrant and Richard J. Nardone dated     80
         August 29, 1997.*



 22.1    Subsidiaries of the Registrant.                                   87

 23.1    Consent of Ernst & Young LLP, Independent Auditors                88

 27      Financial Data Schedule