Form 10-Q
period 1997-11-30
TELCO SYSTEMS INC /DE/
filed 1998-01-13
CIK 736893

                                                               QUARTER 1-FY 1998


                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------


(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended NOVEMBER 30, 1997


                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _________ TO _________

         Commission file number 0-12622


                               TELCO SYSTEMS, INC.
             ------------------------------------------------------
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


                                    NO CHANGE
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year if change since last report)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X   NO
    ---     ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASSES                               OUTSTANDING AT JANUARY  5, 1998
----------------------------                     -------------------------------
Common Stock, $.01 par value                                10,887,980

                               TELCO SYSTEMS, INC.

                                      INDEX

                               REPORT ON FORM 10-Q

                       FOR QUARTER ENDED NOVEMBER 30, 1997


                                                                                    Page Number
                                                                                    -----------

PART I.            FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

                   Consolidated Balance Sheets
                      November 30, 1997 and August 31, 1997                               3

                   Consolidated Statements of Operations
                      Three months ended November 30, 1997 and November 24, 1996          4

                   Consolidated Statements of Cash Flows
                      Three months ended November 30, 1997 and November 24, 1996          5

                   Notes to Consolidated Financial Statements                             6

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS                                             7-9


PART II.           OTHER INFORMATION

          ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K                                10


SIGNATURE(S)                                                                             11

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               TELCO SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                   (THOUSANDS)

                                                                    NOVEMBER 30, 1997           AUGUST 31, 1997
                                                                    -----------------           ---------------
ASSETS

Current assets:
        Cash and equivalents .............................              $ 14,727                   $  5,406
        Marketable securities ............................                   658                      7,302
        Accounts receivable, net .........................                16,455                     19,633
        Inventories, net .................................                28,044                     28,370
        Other current assets .............................                 1,201                        985
                                                                        --------                   --------
              Total current assets .......................                61,085                     61,726

Plant and equipment, at cost .............................                46,880                     46,401
        Less accumulated depreciation ....................                37,801                     36,712
                                                                        --------                   --------
              Net plant and equipment ....................                 9,079                      9,689
Intangible and other assets, net .........................                 7,006                      7,184
                                                                        --------                   --------

              Total assets ...............................              $ 77,170                   $ 78,599
                                                                        ========                   ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

        Accounts payable .................................              $  5,728                   $  7,292
        Payroll and related liabilities ..................                 2,613                      3,492
        Other accrued liabilities ........................                10,566                     10,528
                                                                        --------                   --------
              Total current liabilities ..................                18,907                     21,312

Restructuring and other long-term liabilities ............                 1,041                      1,531

Shareholders' equity:
        Series A participating cumulative preferred stock,
              200 shares authorized; no shares outstanding                  --                         --
        Preferred stock, $.01 par value, 5,000 shares
              authorized; no shares outstanding ..........                  --                         --
        Common stock, $.01 par value, 24,000 shares
              authorized; shares outstanding:
              10,888 at November 30, 1997
              10,805 at August 31, 1997 ..................                   109                        108
        Capital in excess of par value ...................                77,388                     76,602
        Unearned compensation - restricted stock .........                   (31)                       (68)
        Accumulated deficit ..............................               (20,244)                   (20,886)
                                                                        --------                   --------
              Total shareholders' equity .................                57,222                     55,756
                                                                        --------                   --------

              Total liabilities and shareholders' equity .              $ 77,170                   $ 78,599
                                                                        ========                   ========

See accompanying notes to consolidated financial statements.

                               TELCO SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)



                                                                  Three Months Ended
                                                                  ------------------
                                                      November 30, 1997         November 24, 1996
                                                      -----------------         -----------------

Net sales .....................................           $ 27,005                   $ 31,835

Costs and expenses:

Cost of products sold .........................             17,015                     19,362

Research and development ......................              3,453                      3,881

Sales, marketing and administration ...........              5,910                      7,381

(Gain) on sale of investment ..................                 --                     (1,070)

Amortization of intangible assets .............                167                        167

Interest (income) .............................               (182)                      (160)
                                                          --------                   --------

Total costs and expenses ......................             26,363                     29,561
                                                          --------                   --------


Income before income taxes ....................                642                      2,274

Provision for income taxes ....................                 --                         --

     Net income ...............................           $    642                   $  2,274
                                                          ========                   ========


Average number of shares and equivalents ......             11,206                     11,051

Earnings per share ............................           $    .06                   $    .21


See accompanying notes to consolidated financial statements.

                               TELCO SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (THOUSANDS)

                                                                         Three Months Ended
                                                                         ------------------
                                                                 November 30, 1997  November 24, 1996
                                                                 -----------------  -----------------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS

Cash flows from operating activities:

   Net income .........................................              $    642            $  2,274
   Depreciation and amortization ......................                 1,271               1,433
   Amortization of unearned compensation ..............                    37                 174

   Change in assets and liabilities:
     Accounts receivable ..............................                 3,208                  97
     Inventories, net .................................                   326              (2,949)
     Other current assets .............................                  (216)               (413)
     Intangible and other assets ......................                  --                 1,000
     Accounts payable and other current liabilities ...                (2,211)               (302)
     Restructuring liabilities ........................                  (288)               (421)
     Long-term liabilities ............................                  (396)                341
                                                                     --------            --------

   Net cash from operations ...........................                 2,373               1,234
                                                                     --------            --------

Cash flows from investing activities:
   Additions to plant and equipment, net ..............                  (483)               (552)
   Purchase of short-term investments .................                  (445)             (1,184)
   Maturities of short-term investments ...............                 7,089               4,599
                                                                     --------            --------

   Net cash from investing ............................                 6,161               2,863
                                                                     --------            --------

Cash flows from financing activities:
   Proceeds from sale of common shares
     under employee stock plans .......................                   787               1,333
                                                                     --------            --------
   Net cash provided by financing activities ..........                   787               1,333
                                                                     --------            --------

Increase in cash and equivalents ......................                 9,321               5,430

Cash and equivalents at beginning of quarter ..........                 5,406               8,461
                                                                     --------            --------

Cash and equivalents at end of quarter ................              $ 14,727            $ 13,891
                                                                     ========            ========

See accompanying notes to consolidated financial statements.

                               TELCO SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR QUARTER ENDED NOVEMBER 30, 1997
                                   (UNAUDITED)



Notes 1  -  The consolidated financial statements of Telco Systems, Inc. (the
            "Company") included in this report reflect all adjustments (consisting of only normally recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position at November 30, 1997 and the consolidated statements of operations and cash flows for the three months ended November 30, 1997 and November 24, 1996. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.

            Certain notes and other information have been condensed or omitted from these interim financial statements. The statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Telco Systems, Inc. Annual Report on Form 10-K for the year ended August 31, 1997.

Note 2   -  Inventories (thousands)                     November 30, 1997      August 31, 1997
                                                        -----------------      ---------------

            Raw materials...........................         $13,185               $12,803
            Work-in-process.........................           5,371                 5,605
            Finished goods..........................           9,488                 9,962
                                                             -------               -------
                                                             $28,044               $28,370
                                                             =======               =======


Note 3   -  Shares Outstanding

            Changes in shares outstanding:                        Three Months Ended
                            (thousands)                           ------------------
                                                        November 30, 1997      November 24, 1996
                                                        -----------------      -----------------
            Outstanding at beginning of period......          10,805                10,520
                 Options exercised..................              61                   146
                 Employee stock purchase plan.......              22                    26
                                                              ------                ------
            Outstanding at end of period............          10,888                10,692
                                                              ======                ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


      The following table sets forth for the period indicated (i) percentages which certain items reflected in the financial data bear to sales of the Company and (ii) the percent change of such items as compared to the indicated prior period. See Consolidated Statements of Operations.




                                                Percent Of Sales              Percent
                                                 First Quarter          Increase (Decrease)
                                               -----------------        -------------------
                                                1998        1997           1998 Vs. 1997
                                               -----       -----        -------------------
Net sales ..............................       100.0%      100.0%              (15.1)%

Costs and expenses:

     Cost of products sold .............        63.0        60.8               (12.1)

     Research and development ..........        12.8        12.2               (11.0)

     Sales, marketing and administration        21.9        23.3               (19.9)

     (Gain) on sale of investment ......          --        (3.4)                N/A

     Amortization of intangible assets .         0.6         0.5                  --

     Interest income ...................        (0.7)       (0.5)               13.8
                                               -----       -----

Total costs and expenses ...............        97.6        92.9               (10.8)

Income before income taxes .............         2.4         7.1               (71.8)

Provision for income taxes .............          --          --                  --
                                               -----       -----               -----

Net income .............................         2.4%        7.1%              (71.8)%

NET SALES AND NET INCOME

      For the first quarter of fiscal 1998, net sales decreased 15% to $27.0 million compared with $31.8 million in the first quarter of fiscal 1997. Lower shipments in all product areas accounted for this decrease. Most notably, sales of access products which were 38% of net sales in the first quarter of fiscal 1998 declined 24% compared with the first quarter of last year. This decrease was principally related to the cancellation of a large customer order during the first quarter of fiscal 1998.

      Sales of broadband products were 58% of net sales in the first quarter of fiscal 1998 and decreased by 9% compared with broadband product sales in the first quarter of fiscal 1997. Although shipments to the Company's largest customer, Bell Atlantic (formerly NYNEX), increased 6% in the first quarter of fiscal 1998 compared with last year, sales to other customers were below the fiscal 1997 level as a result of lower demand for asynchronous products. Sales of bandwidth optimization products represented 4% of net sales in the first quarter of fiscal 1998 and experienced a 12% decrease compared with the first quarter of last year.

      Net income for the first quarter of fiscal 1998 was $.6 million or $.06 per share compared with $2.3 million or $.21 per share in the first quarter of last year. Decreased net sales generated $2.5 million less gross profit which was substantially offset by $1.9 million lower spending on R&D, selling and administrative expenses. Additionally, results for the first quarter of fiscal 1997 were favorably impacted by a one-time gain on the sale of an investment of $1.1 million.

COST OF PRODUCTS SOLD

      Cost of products sold was $17.0 million or 63% of net sales in the first quarter of fiscal 1998. This represented a 12% decrease compared with $19.4 million or 61% of net sales in the first quarter of last year. Gross profit decreased to 37% of net sales in the first quarter of fiscal 1998 compared with 39% in the first quarter of last year. The decreases in both cost of products sold and gross profit were principally related to the lower sales volume in the first quarter of fiscal 1998 compared with last year.

RESEARCH AND DEVELOPMENT

      Spending on research and development was $3.5 million in the first quarter of fiscal 1998 and represented 13% of net sales. In the first quarter of last year, research and development was $3.9 million or 12% of net sales. This decrease in spending resulted as certain development programs were curtailed during the latter part of fiscal 1997. In addition, the Company has reduced its overall spending targets with the goal of reducing expense ratios and increasing productivity.

SALES, MARKETING AND ADMINISTRATION

      Sales, marketing and administration expense was $5.9 million in the first quarter of fiscal 1998 compared with $7.4 million in the same period of last year reflecting a 20% decrease in spending. This decrease is principally related to the benefits of spending reduction programs instituted in the third quarter of fiscal 1997. In fiscal 1998, the Company has reduced spending on selling, marketing and administration expenses to be consistent with the Company's goal of improving productivity and reducing expense ratios.

GAIN ON SALE OF INVESTMENT

      During the first quarter of fiscal 1997, the Company liquidated its equity position in an international distributor of the Company's products due to certain changes in strategic objectives. This investment, which was originally made in fiscal 1995, yielded a one-time gain of $1.1 million.

AMORTIZATION OF INTANGIBLE ASSETS

      Amortization expense relates to the acquisition of the broadband family of products in 1983, certain channel bank products in 1984 and the acquisition of Magnalink Communications Corporation in 1992. Amortization expense was
$.2 million in the first quarters of both fiscal 1998 and fiscal 1997.

INTEREST INCOME

      Interest income was $.2 million in the first quarter of fiscal 1998 reflecting a 14% increase compared with the same period of last year. Higher average interest rates earned were partially offset by lower average cash and marketable securities.

INCOME TAX PROVISION(BENEFIT)

      No provision for income tax was recorded during the first quarters of fiscal 1998 and fiscal 1997 due primarily to the net operating losses incurred during prior periods.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and marketable securities increased $2.7 million in the first quarter of fiscal 1998. Principal sources of cash were from net income before non-cash expenses of $2.0 million, a decrease in accounts receivable of $3.2 million and proceeds from employee stock purchase plans of $.8 million. These sources of cash were partially offset by decreases in accounts payable and other liabilities of $2.9 million and additions to plant and equipment of $.5 million.

      The Company maintains a $20.0 million line of credit with Fleet Bank which is available until June 1, 1998. The Company intends to renew the line of credit upon expiration.

      Management believes that cash, marketable securities and the availability of its line of credit will be adequate to support operating cash requirements for the foreseeable future.


FORWARD-LOOKING INFORMATION

      The Private Securities Litigation Reform Act of 1995 ("the Act") provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of the "safe harbor" provisions of the Act. Certain information contained herein, particularly certain information appearing in this section is forward-looking. Information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appear together with such statement, and/or elsewhere herein. This information should be read in conjunction with the Company's annual report on Form 10-K for the year ended August 31, 1997, particularly the information appearing under the heading "Factors That May Affect Future Financial Results" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the report.

                               TELCO SYSTEMS, INC.

                           PART II. OTHER INFORMATION




ITEM 6.    EXHIBITS AND REPORTS FILED ON FORM 8-K

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



                               TELCO SYSTEMS, INC.



                               By: William J. Stuart
                                   ---------------------------------------------
                                   William J. Stuart
                                   Vice President and  Chief Financial Officer
                                   Principal Accounting Officer


                               Dated: January 12, 1998
                                      ------------------------------------------