Form 10-Q
period 1998-03-01
TELCO SYSTEMS INC /DE/
filed 1998-04-15
CIK 736893

                                                               QUARTER 2-FY 1998



                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------


(Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 1, 1998


                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ TO _________

         Commission file number 0-12622



                               TELCO SYSTEMS, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)



                   Delaware                                  94-2178777
         -----------------------------                   -------------------
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

YES  X   NO
   ----     ----
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Classes                                 Outstanding at April 9, 1998
---------------------------                      ----------------------------
Common Stock, $.01 par value                               11,022,699

                               TELCO SYSTEMS, INC.

                                      INDEX

                               REPORT ON FORM 10-Q

                         FOR QUARTER ENDED MARCH 1, 1998


                                                                                      Page
                                                                                     Number
                                                                                     ------
PART I.          FINANCIAL INFORMATION

        ITEM 1.  FINANCIAL STATEMENTS

                 Consolidated Balance Sheets
                    March 1, 1998 and August 31, 1997                                  3

                 Consolidated Statements of Operations
                    Three and six months ended March 1, 1998 and February 23, 1997     4

                 Consolidated Statements of Cash Flows
                    Three and six months ended March 1, 1998 and February 23, 1997     5

                 Notes to Consolidated Financial Statements                           6-7

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS                                            8-11


PART II.         OTHER INFORMATION

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER                    12


        ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K                                12

SIGNATURE(S)                                                                           13



                                       2


                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                               TELCO SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                   (THOUSANDS)

                                                          March 1, 1998    August 31, 1997
                                                          -------------    ---------------
ASSETS

Current assets:
    Cash and equivalents .............................       $ 10,724        $  5,406
    Marketable securities ............................          1,812           7,302
    Accounts receivable, net .........................         18,085          19,663
    Inventories, net .................................         26,349          28,370
    Other current assets .............................          1,381             985
                                                             --------        --------
       Total current assets ..........................         58,351          61,726

Plant and equipment, at cost .........................         47,854          46,401
    Less accumulated depreciation ....................         38,751          36,712
                                                             --------        --------
       Net plant and equipment .......................          9,103           9,689

Intangible and other assets, net .....................          7,909           7,184
                                                             --------        --------

       Total assets ..................................       $ 75,363        $ 78,599
                                                             ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

    Accounts payable .................................       $  6,233        $  7,292
    Payroll and related liabilities ..................          3,286           3,492
    Other accrued liabilities ........................         10,929          10,528
                                                             --------        --------
       Total current liabilities .....................         20,448          21,312

Restructuring and other long-term liabilities ........          1,258           1,531

Shareholders' equity:
    Series A participating cumulative preferred stock,
       200 shares authorized; no shares outstanding ..           --              --
    Preferred stock, $.01 par value, 5,000 shares
       authorized; no shares outstanding .............           --              --
    Common stock, $.01 par value, 24,000 shares
       authorized; shares outstanding:
       11,000 at March 1, 1998
       10,805 at August 31, 1997 .....................            110             108
    Capital in excess of par value ...................         78,474          76,602
    Unearned compensation - restricted stock .........           --               (68)
    Accumulated deficit ..............................        (24,927)        (20,886)
                                                             --------        --------
       Total shareholders' equity ....................         53,657          55,756
                                                             --------        --------

       Total liabilities and shareholders' equity ....       $ 75,363        $ 78,599
                                                             ========        ========


See accompanying notes to consolidated financial statements.


                                              TELCO SYSTEMS, INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)
                                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                            Three Months Ended               Six Months Ended
                                                      -----------------------------   ----------------------------
                                                      March 1, 1998   Feb. 23, 1997   March 1, 1998  Feb. 23, 1997
                                                       -------------  --------------  -------------  -------------

Net sales ...........................................      $26,007       $27,295          $53,012       $59,130

Costs and expenses:

Cost of products sold ...............................       15,543        15,775           32,558        35,137

Research and development ............................        3,828         3,857            7,281         7,738

Sales, marketing and administration .................        6,120         7,424           12,030        14,805

Purchased research and development ..................        5,135          --              5,135          --

(Gain) on sale of investment ........................         --            --               --          (1,070)

Amortization of intangible assets ...................          184           166              351           333

Interest (income) ...................................         (170)         (183)            (352)         (343)
                                                           -------       -------          -------       -------

Total costs and expenses ............................       30,640        27,039           57,003        56,600
                                                           -------       -------          -------       -------


(Loss) income before income taxes ...................       (4,633)          256           (3,991)        2,530

Provision for income taxes ..........................           50          --                 50          --
                                                           -------       -------          -------       -------

Net (loss) income ...................................      $(4,683)      $   256          $(4,041)      $ 2,530
                                                           =======       =======          =======       =======


Shares used in computing net (loss) income per share:
   Basic ............................................       10,930        10,721           10,897        10,653
   Diluted ..........................................       10,930        11,076           10,897        11,060

(Loss) earnings per share:
   Basic.............................................      $ (0.43)      $  0.02         $ (0.37)       $  0.24
   Diluted...........................................      $ (0.43)      $  0.02         $ (0.37)       $  0.23



See accompanying notes to consolidated financial statements.


                                         TELCO SYSTEMS, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)
                                             (THOUSANDS)

                                                                            Six Months Ended
                                                                      ----------------------------
                                                                      March 1, 1998  Feb. 23, 1997
                                                                      -------------  -------------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS

Cash flows from operating activities:

   Net (loss) income ................................................      $(4,041)     $ 2,530
   Depreciation and amortization ....................................        2,474        2,749
   Write-off of purchased research and development ..................        5,135         --
   Amortization of unearned compensation ............................           (1)          15

   Change in assets and liabilities:
     Accounts receivable ............................................        1,578       (1,845)
     Inventories, net ...............................................        2,021       (4,136)
     Other current assets ...........................................         (396)        (188)
     Intangible and other assets ....................................         --          1,000
     Accounts payable and other current liabilities .................       (1,085)      (2,749)
     Restructuring liabilities ......................................         (764)      (1,155)
     Long-term liabilities ..........................................         (186)         365
                                                                           -------      -------

   Net cash provided by (used in) operating activities ..............        4,735       (3,414)
                                                                           -------      -------
Cash flows from investing activities:
   Additions to plant and equipment, net ............................       (1,513)      (1,292)
   Purchase of assets of Jupiter Technology, Inc. ...................       (4,336)        --
   Purchase of short-term investments ...............................       (1,949)      (5,110)
   Maturities of short-term investments .............................        7,439        7,765
                                                                           -------      -------

   Net cash (used in) provided by investing activities ..............         (359)       1,363
                                                                           -------      -------
Cash flows from financing activities:
   Proceeds from sale of common shares
     under employee stock plans .....................................          942        2,027
                                                                           -------      -------
Net cash provided by financing activities ...........................          942        2,027
                                                                           -------      -------

Increase (decrease) in cash and equivalents .........................        5,318          (24)

Cash and equivalents at beginning of period .........................        5,406        8,461
                                                                           -------      -------

Cash and equivalents at end of period ...............................      $10,724      $ 8,437
                                                                           =======      =======

Supplemental schedule of non-cash investing and financing activities:
 Shares issued for assets of Jupiter Technology .....................      $ 1,000      $  --
                                                                           =======      =======
 Liabilities assumed relating to Jupiter Technology .................      $   898      $  --
                                                                           =======      =======


See accompanying notes to consolidated financial statements.

                               TELCO SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FOR QUARTER ENDED MARCH 1, 1998
                                   (UNAUDITED)



Note 1 - The consolidated financial statements of Telco Systems, Inc. (the "Company") included in this report reflect all adjustments (consisting of only normally recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position at March 1, 1998 and the consolidated statements of operations and cash flows for the six months ended March 1, 1998 and February 23, 1997. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.

          Certain notes and other information have been condensed or omitted from these interim financial statements. The statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Telco Systems, Inc. Annual Report on Form 10-K for the year ended August 31, 1997.


Note 2 -  Inventories (thousands)             March 1, 1998     August 31, 1997
                                              -------------     ---------------
          Raw materials......................    $11,153            $12,803
          Work-in-process....................      5,643              5,605
          Finished goods.....................      9,553              9,962
                                                 -------            -------
                                                 $26,349            $28,370
                                                 =======            =======


Note 3 -  Shares Outstanding

          Changes in shares outstanding:                                      Six Months Ended
                  (thousands)                                      -------------------------------------
                                                                   March 1, 1998       February 23, 1997
                                                                   -------------       -----------------
          Outstanding at beginning of period.....................       10,805             10,520
             Shares issued for Jupiter acquisition ..............          102               --
             Options exercised, net..............................           71                197
             Employee stock purchase plan........................           22                 26
                                                                        ------             ------
          Outstanding at end of period...........................       11,000             10,743
                                                                        ======             ======

Note 4 - On January 26, 1998, the Company acquired substantially all of the assets of Jupiter Technology, Inc., a privately held company engaged in the development of ATM and frame relay access equipment. The transaction was accounted for using the purchase method at a cost of $6.2 million, including issuance of 101,636 shares of common stock. The purchase price included $5.1 million which represented the value of in-process technology that had not yet reached technological feasibility and had no alternative use. This amount was expensed during the second quarter of fiscal 1998. In addition, the purchase price included $1.1 million of goodwill, which will be amortized over five years.

Note 5 - (LOSS) EARNINGS PER SHARE: In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which the Company adopted in the second quarter of fiscal 1998. The Company has restated all prior period per share amounts to comply with the requirements of FAS 128. Under the new requirements, primary and fully diluted earnings per share were replaced by basic and diluted earnings per share. Basic earnings per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the periods. Diluted earnings per share is calculated by dividing net income or loss by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. Potentially dilutive common shares were excluded from the diluted calculation for those periods in which the Company reported a net loss. The following table reconciles the number of shares utilized in the earnings per share calculations for the periods ended March 1, 1998 and February 23, 1997.

           SHARES USED IN COMPUTING EARNINGS PER SHARE (IN THOUSANDS)


                                                      Three Months Ended              Six Months Ended
                                             --------------------------------   --------------------------------
                                             March 1, 1998  February 23, 1997   March 1, 1998  February 23, 1997
                                             -------------  -----------------   -------------  -----------------
Weighted average common shares
         outstanding (basic)..................   10,930          10,721           10,897            10,563
 Effect of dilutive securities - stock
         options..............................        0             355                0               407
Weighted average common shares
         outstanding (diluted)................   10,930          11,076           10,897            11,060

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


        The following table sets forth for the period indicated (i) percentages which certain items reflected in the financial data bear to sales of the Company and (ii) the percent change of such items as compared to the indicated prior period. See Consolidated Statements of Operations.



                                                                                            PERCENT CHANGE
                                                                                         ---------------------
                                                       PERCENT OF SALES                  SECOND         SIX
                                              SECOND QUARTER            SIX MONTHS       QUARTER       MONTHS
                                             ----------------       -----------------    ---------   ---------
                                             1998        1997       1998         1997    98 VS. 97   98 VS. 97
                                             ----        ----       ----         ----    ---------   ---------
Net sales ...........................       100.0%      100.0%      100.0%      100.0%      (4.7)%    (10.3)%

Costs of sales ......................        59.8        57.8        61.4        59.4       (1.5)      (7.3)

Expenses:

  Research and development ..........        14.7        14.1        13.7        13.1        (.8)      (5.9)

  Sales, marketing and administration        23.6        27.2        22.7        25.0      (17.6)     (18.7)

  Purchased research and development         19.7         --          9.7         --         --         --

  Gain) on sale of investment .......         --          --          --         (1.8)       --         --

  Amortization of intangible assets .         0.7         0.6         0.7         0.6       10.8        5.4

  Interest (income) .................        (0.7)       (0.6)       (0.7)       (0.6)      (7.1)       2.6
                                            -----       -----       -----       -----       ----       ----

Total ...............................       117.8        99.1       107.5        95.7       13.3        0.1
                                            -----       -----       -----       -----       ----       ----

Pretax (loss) income ................       (17.8)        0.9        (7.5)        4.3        --         --

Provision for taxes income ..........         0.2         --          0.1         --         --         --
                                            -----       -----       -----       -----       ----       ----

Net income (loss) ...................       (18.0)%       0.9%       (7.6)%       4.3%       --         --

NET SALES AND NET INCOME

     Sales decreased 5% to $26.0 million in the second quarter of fiscal 1998 compared with $27.3 million the second quarter of last year. For the first six months of fiscal 1998, sales decreased 10% to $53.0 million compared with $59.1 million in the same period of last year.

     Sales of broadband products declined 15% and 12% in the second quarter and first six months of fiscal 1998, respectively, compared with last year as a result of a lower level of shipments. These decreases were partially offset by increased shipments to Bell Atlantic, the Company's largest customer for broadband products which increased 10% in both the second quarter and year-to-date periods compared with last year. The Company expects that future sales of the recently introduced EdgeLink100 product will offset the decline in sales of older broadband products. Broadband product sales represented 50% and 54% of total sales for the second quarter and first six months of fiscal 1998, respectively, compared with 56% and 55% in the comparable periods of last year.

     Sales of access products increased 9% for the second quarter of fiscal 1998 compared with last year and decreased 9% for the six month period compared with last year. The increased sales in the second quarter of fiscal 1998 resulted from a higher level of shipments of Access60 multiplexers to both domestic and international customers and was partially offset by lower shipments of older network access products. The decrease in sales for the six month period of fiscal 1998 compared with last year resulted from lower shipments of older access products partially offset by higher shipments of the new Access60 and Access45 products. Although the Company anticipated the decline in legacy product sales, customer migration to the new products has been slower than expected. Access products represented 45% of total sales for the second quarter of fiscal 1998 compared with 39% in the second quarter of last year. For the six month periods, access product sales were 41% of total sales in both years. Bandwidth optimization product sales continue to represent approximately 5% of sales in all periods presented.

     Net loss for the second quarter and first six months of fiscal 1998 was $4.7 million and $4.0 million, respectively, compared with net income of $.3 million and $2.5 million for the comparable periods of last year. The fiscal 1998 periods include a charge of $5.1 million for purchased research and development in association with the acquisition of Jupiter Technology. For a more complete discussion of this acquisition, please refer to Note 4 to the financial statements. Net income for the year-to-date period of 1997 includes a $1.1 million gain on the sale of an investment. Excluding the write-off of purchased R&D, the Company recorded net income from operations of $.5 million for the second quarter of fiscal 1998 and $1.1 million for the first six months of fiscal 1998.

COST OF PRODUCTS SOLD

     Cost of products sold was $15.5 million and represented 60% of sales in the second quarter of fiscal 1998 compared with $15.8 million or 58% of sales for the second quarter of last year. For the six month period, cost of products sold was $32.6 million representing 61% of sales compared with $35.1 million or 59% for the first six months of last year. In comparison to fiscal 1997, the mix of product sales in fiscal 1998 shifted to include a higher proportion of access products which carry a lower gross margin. In addition, gross margin for the second quarter of fiscal 1998 included non-recurring benefits from product sales relating to the Jupiter acquisition and a higher level of royalty income.

     During the second quarter fiscal 1998, the Company announced a plan to out-source it's manufacturing operations to third party subcontractors. This move is expected to provide greater flexibility for manufacturing capacity, improve product margins and reduce the Company's investment in inventory. The Company believes that this strategy is necessary to offset the potential negative impact from competitive pressure and unfavorable product mix.

RESEARCH AND DEVELOPMENT

     Research and development was $3.8 million and $7.3 million for the second quarter and first six months of fiscal 1998 respectively. Spending on research and development for the second quarter of fiscal 1998 was even with the second quarter of fiscal 1997 and 6% less than fiscal 1997 on a year-to-date basis. This reflects the Company's plan for reduced spending and productivity improvements. In fiscal 1998, research and development represented 15% of sales in the second quarter and 14% of sales in the six month period compared with 14% and 13% in fiscal 1997, respectively.

SALES, MARKETING AND ADMINISTRATION

     Sales, marketing and administration (SG&A) was $6.1 million or 24% of sales in the second quarter of fiscal 1998. For the first six months of fiscal 1998, SG&A was $12.0 million or 23% of sales. For the second quarter and first six months of last year, SG&A was $7.4 million or 27% of sales and $14.8 million or 25% of sales, respectively. These reductions in spending reflect the Company's plan to reduce overall spending and improve productivity.

PURCHASED RESEARCH AND DEVELOPMENT

     During the second quarter of fiscal 1998, the Company purchased substantially all of the assets of Jupiter Technology, Inc., a developer of ATM and frame relay technology. Please refer to Note 4 for a more complete discussion of this transaction. The purchase price included $5.1 million which represented in-process technology that had not yet reached technological feasibility. Accordingly, this amount was charged to expense in the second quarter of fiscal 1998. The Company intends to continue the development of a product line that will incorporate ATM and Frame Relay technology. The Company does not anticipate a material increase in spending to support this product development and expects to ship product for revenue within the next twelve to eighteen months.

GAIN ON SALE OF INVESTMENT

     During the first quarter of fiscal 1997, the Company liquidated its equity position in an international distributor of the Company's products due to certain changes in strategic objectives. This investment, which was originally made in fiscal 1995, yielded a one-time gain of $1.1 million.

AMORTIZATION OF INTANGIBLE ASSETS

     Amortization expense relates to the acquisition of the broadband family of products in 1983, certain channel bank products in 1984 and the acquisition of Magnalink Communications Corporation in 1992. Included in the acquisition of Jupiter Technology discussed in Note 4, was $1.1 million of goodwill which will be amortized to expense over five years. Amortization expense was $.2 million in the second quarters of both fiscal 1998 and fiscal 1997. For the six month periods, amortization expense was $.4 million and $.3 million in fiscal 1998 and fiscal 1997, respectively.

INTEREST INCOME

     Interest income was $.2 million in the second quarters of both fiscal 1998 and fiscal 1997. For the six month periods, interest income was $.4 million and $.3 million in 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     During the first six months of fiscal 1998, an increase in cash of $5.3 million was offset by a decrease in marketable securities of $5.5 million resulting in a decrease to cash and marketable securities of $.2 million. Cash provided by operating activities of $4.7 million and financing activities of $.9 million was used in investing activities for the purchase of Jupiter Technology, Inc. for $4.3 million and the purchase of capital equipment of $1.5 million.

     Operating activities consisted of reductions to accounts receivable and inventory which together provided cash of $3.6 million. Net income before non-cash expenses and the write-off of purchased R&D provided an additional $3.6 million. These increases in cash were partially offset by changes in other assets and liabilities of $2.5 million. Financing activities consisted of sales of the Company's common stock under employee stock plans and provided cash of $.9 million.

     Non-cash investing activities and financing activities included the issuance of 101,636 shares of common stock for $1,000 and the assumption of $898 of liabilities, respectively, in connection with the acquisition of Jupiter Technology, Inc. (See Note 4)

     The Company maintains a $20.0 million line of credit with Fleet Bank which is available until June 1, 1998. The Company has begun discussions with the bank to renew the line of credit upon expiration.

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

                               TELCO SYSTEMS, INC.

                           PART II. OTHER INFORMATION



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

          The company held its most recent Annual Meeting of Shareholders on February 11, 1998. At the meeting, the stockholders elected Dean C. Campbell, Steward S. Flaschen, Edward J. Fontenot, William B. Smith and Sheldon Horing as directors of the corporation, to hold office until the next annual shareholders' meeting, or until such time as their successors are elected. At the meeting, 9,784,535 shares of common stock representing 90% of the total outstanding shares were voted in the following manner:


                                    Total Vote for         Total Vote Withheld
                                    Each Director          from Each Director
                                    -------------          ------------------
          Dean C. Campbell            9,082,627                  701,908
          Steward S. Flaschen         9,079,391                  705,144
          Sheldon Horing              9,083,710                  700,825
          Edward J. Fontenot          9,080,110                  704,425
          William B. Smith            9,082,627                  701,908

          Additionally, the stockholders approved the 1990 Stock Option Plan as amended by a vote of 7,316,119 in favor, 2,368,880 opposed, and 99,536 abstentions. The Amendment to the 1983 Employee Stock Purchase Plan was also approved by a vote of 9,316,916 in favor, 381,074 opposed and 86,545 abstentions. The selection of Ernst and Young LLP as independent certified accountants for the Company was ratified by a vote of 9,709,335 in favor, 35,482 opposed, and 39,718 abstentions.

ITEM 6.   EXHIBITS AND REPORTS FILED ON FORM 8-K

          None.

                               TELCO SYSTEMS, INC.

                                  SIGNATURE(S)


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            TELCO SYSTEMS, INC.



                                        By: William J. Stuart
                                            ------------------------------------
                                            William J. Stuart
                                            Vice President and  Chief Financial
                                            Officer Principal Accounting Officer


                                        Dated:  April 15, 1998
                                                --------------------------------