Form 10-Q
period 1998-05-31
TELCO SYSTEMS INC /DE/
filed 1998-07-15
CIK 736893

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------


(Mark One)

     {X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended MAY 31, 1998
                                                  ------------

                                       OR

     { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ TO _________

          Commission file number 0-12622


                               TELCO SYSTEMS, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                          94-2178777
    (State or other jurisdiction                            (I.R.S. employer
    incorporation or organization)                         identification no.)


                 63 NAHATAN STREET, NORWOOD, MASSACHUSETTS 02062
                 -----------------------------------------------
                    (Address of principal executive offices)


       Registrant's telephone number, including area code: (781) 551-0300
                                                           --------------

                                    NO CHANGE
--------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if change since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X   NO
    ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Classes                                     Outstanding at July 7, 1998
----------------------------                         ---------------------------
Common Stock, $.01 par value                                   11,071,548

                               TELCO SYSTEMS, INC.

                                      INDEX

                               REPORT ON FORM 10-Q

                         FOR QUARTER ENDED MAY 31, 1998


                                                                                 Page
                                                                                 ----
                                                                                Number
                                                                                ------

PART I.           FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets
                  May 31, 1998 and August 31, 1997                                3

                  Consolidated Statements of Operations
                  Three and nine months ended May 31, 1998 and May 25, 1997       4

                  Consolidated Statements of Cash Flows
                  Nine months ended May 31, 1998 and May 25, 1997                 5

                  Notes to Consolidated Financial Statements                     6-7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                                      8-11


PART II.          OTHER INFORMATION


         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER              12


         ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K                          12

SIGNATURE(S)                                                                      13

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                               TELCO SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                   (THOUSANDS)

                                                            May 31, 1998   August 31, 1997
                                                            ------------   ---------------
ASSETS

Current assets:
    Cash and equivalents ................................      $ 13,999       $  5,406
    Marketable securities ...............................         1,599          7,302
    Accounts receivable, net ............................        20,353         19,663
    Inventories, net ....................................        22,234         28,370
    Other current assets ................................         1,002            985
                                                               --------       --------
        Total current assets ............................        59,187         61,726

Plant and equipment, at cost ............................        48,644         46,401
    Less accumulated depreciation .......................        39,688         36,712
                                                               --------       --------
        Net plant and equipment .........................         8,956          9,689

Intangible and other assets, net ........................         7,680          7,184
                                                               --------       --------

        Total assets ....................................      $ 75,823       $ 78,599
                                                               ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

    Accounts payable ....................................      $  6,818       $  7,292
    Payroll and related liabilities .....................         2,975          3,492
    Other accrued liabilities ...........................         9,841         10,528
                                                               --------       --------
        Total current liabilities .......................        19,634         21,312

Restructuring and other long-term liabilities ...........         1,056          1,531

Shareholders' equity:
    Series A participating cumulative preferred stock,
        200 shares authorized; no shares outstanding ....          --             --
    Preferred stock, $.01 par value, 5,000 shares
        authorized; no shares outstanding ...............          --             --
    Common stock, $.01 par value, 24,000 shares
        authorized; shares outstanding:
        11,037 at May 31, 1998
        10,805 at August 31, 1997 .......................           110            108
    Capital in excess of par value ......................        78,827         76,602
    Unearned compensation - restricted stock ............           (42)           (68)
    Accumulated deficit .................................       (23,762)       (20,886)
                                                               --------       --------
        Total shareholders' equity ......................        55,133         55,756
                                                               --------       --------

        Total liabilities and shareholders' equity ......      $ 75,823       $ 78,599
                                                               ========       ========

See accompanying notes to consolidated financial statements.

                               TELCO SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                            Three Months Ended             Nine Months Ended
                                                            ------------------             -----------------

                                                        May 31, 1998   May 25, 1997   May 31, 1998   May 25, 1997
                                                        ------------   ------------   ------------   ------------


Net sales ...........................................      $28,545        $27,411        $81,557        $86,541

Costs and expenses:

Cost of products sold ...............................       17,426         19,118         49,984         54,255

Research and development ............................        3,981          3,598         11,262         11,336

Sales, marketing and administration .................        5,854          8,705         17,884         23,510

Purchased research and development ..................         --             --            5,135           --

(Gain) on sale of investment ........................         --             --             --           (1,070)

Amortization of intangible assets ...................          222            168            573            501

Interest (income) ...................................         (153)          (161)          (505)          (504)
                                                           -------        -------        -------        -------

Total costs and expenses ............................       27,330         31,428         84,333         88,028
                                                           -------        -------        -------        -------


Income (loss) before income taxes ...................        1,215         (4,017)        (2,776)        (1,487)

Provision for income taxes ..........................           50           --              100           --
                                                           -------        -------        -------        -------

Net income (loss) ...................................      $ 1,165        $(4,017)       $(2,876)       $(1,487)
                                                           =======        =======        =======        =======





Shares used in computing net income (loss) per share:
   Basic ............................................       11,031         10,764         10,942         10,690
   Diluted ..........................................       11,094         10,764         10,942         10,690

Earnings (loss) per share:
   Basic ............................................      $  0.11        $ (0.37)       $ (0.26)       $ (0.14)
   Diluted ..........................................      $  0.11        $ (0.37)       $ (0.26)       $ (0.14)

See accompanying notes to consolidated financial statements.

                               TELCO SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (THOUSANDS)

                                                                               Nine Months Ended
                                                                               -----------------

                                                                         May 31, 1998   May 25, 1997
                                                                         ------------   ------------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS

Cash flows from operating activities:

  Net (loss) ........................................................      $(2,876)       $(1,487)
  Depreciation and amortization .....................................        3,644          4,043
  Write-off of purchased research and development ...................        5,135           --
  Amortization of unearned compensation .............................           16             40

  Change in assets and liabilities:
    Accounts receivable .............................................         (690)           500
    Inventories, net ................................................        6,136         (2,651)
    Other current assets ............................................          (17)          (152)
    Intangible and other assets .....................................         --            1,000
    Accounts payable and other current liabilities ..................       (1,656)        (1,994)
    Restructuring liabilities .......................................       (1,007)        (1,712)
    Long-term liabilities ...........................................         (388)           358
                                                                           -------        -------

  Net cash provided by (used in) operating activities ...............        8,297         (2,055)
                                                                           -------        -------

Cash flows from investing activities:
  Additions to plant and equipment, net .............................       (2,308)        (2,718)
  Purchase of assets of Jupiter Technology, Inc. ....................       (4,336)          --
  Purchase of short-term investments ................................       (3,049)        (5,110)
  Maturities of short-term investments ..............................        8,752         10,713
                                                                           -------        -------

  Net cash (used in) provided by investing activities ...............         (941)         2,885
                                                                           -------        -------

Cash flows from financing activities:
  Proceeds from sale of common shares
    under employee stock plans ......................................        1,237          2,500
                                                                           -------        -------
Net cash provided by financing activities ...........................        1,237          2,500
                                                                           -------        -------

Increase in cash and equivalents ....................................        8,593          3,330

Cash and equivalents at beginning of period .........................        5,406          8,461
                                                                           -------        -------

Cash and equivalents at end of period ...............................      $13,999        $11,791
                                                                           =======        =======


Supplemental schedule of non-cash investing and financing activities:
  Shares issued for assets of Jupiter Technology ....................      $ 1,000        $  --
                                                                           =======        =======
  Liabilities assumed relating to Jupiter Technology ................      $   898        $  --
                                                                           =======        =======


See accompanying notes to consolidated financial statements.

                               TELCO SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FOR QUARTER ENDED MAY 31, 1998
                                   (UNAUDITED)


Note 1 - The consolidated financial statements of Telco Systems, Inc. (the "Company") included in this report reflect all adjustments (consisting of only normally recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position at May 31, 1998 and the consolidated statements of operations and cash flows for the nine months ended May 31, 1998 and May 25, 1997. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.

          Certain notes and other information have been condensed or omitted from these interim financial statements. The statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Telco Systems, Inc. Annual Report on Form 10-K for the year ended August 31, 1997.

Note 2 -  Inventories (thousands)                May 31, 1998   August 31, 1997
                                                 ------------   ---------------

          Raw materials........................... $ 8,679          $12,803
          Work-in-process.........................   3,759            5,605
          Finished goods..........................   9,796            9,962
                                                   -------          -------
                                                   $22,234          $28,370
                                                   =======          =======

Note 3 -  Shares Outstanding

          Changes in shares outstanding:                     Nine Months Ended
                            (thousands)
                                                        May 31, 1998  May 25, 1997
                                                        ------------  ------------

          Outstanding at beginning of period...........     10,805       10,520
            Shares issued for Jupiter acquisition .....        102         --
            Options exercised, net.....................         81          250
            Restricted stock ..........................          6         --
            Employee stock purchase plan...............         43           43
                                                            ------       ------
          Outstanding at end of period.................     11,037       10,813
                                                            ======       ======

Note 4 - On January 26, 1998, the Company acquired substantially all of the assets of Jupiter Technology, Inc., a privately held company engaged in the development of ATM and frame relay access equipment. The transaction was accounted for using the purchase method at a cost of $6.2 million, including issuance of 101,636 shares of common stock. The purchase price included $5.1 million which represented the value of in-process technology that had not yet reached technological feasibility and had no alternative use. This amount was expensed during the second quarter of fiscal 1998. In addition, the purchase price included $1.1 million of goodwill, which is being amortized over five years.

Note 5 -  (LOSS) EARNINGS PER SHARE: In February 1997, the Financial
          Accounting Standards Board issued Statement No. 128, "Earnings per Share" (FAS 128), which the Company adopted in the second quarter of fiscal 1998. The Company has restated all prior period per share amounts to comply with the requirements of FAS 128. Under the new requirements, primary and fully diluted earnings per share were replaced by basic and diluted earnings per share. Basic earnings per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the periods. Diluted earnings per share is calculated by dividing net income or loss by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. Potentially dilutive common shares were excluded from the diluted calculation for those periods in which the Company reported a net loss. The following table reconciles the number of shares utilized in the earnings per share calculations for the periods ended May 31, 1998 and May 25, 1997.

           SHARES USED IN COMPUTING EARNINGS PER SHARE (IN THOUSANDS)

                                             Three Months Ended           Nine Months Ended
                                             ------------------           -----------------

                                        May 31, 1998  May 25, 1997  May 31, 1998  May 25, 1997
                                        ------------  ------------  ------------  ------------
Weighted average common shares
    outstanding (basic) ...............     11,031       10,764        10,942        10,690
  Effect of dilutive securities - stock
    options ...........................         63            0             0             0
Weighted average common shares
    outstanding (diluted) .............     11,094       10,764        10,942        10,690


Note 6 - SUBSEQUENT EVENT - On June 4, 1998, the Company entered into a definitive agreement to merge with World Access, Inc. The transaction will be subject to stockholder and regulatory approval and is expected to be accounted for as a purchase. The merger agreement provides that all shares of the Company's common stock will be converted into shares of World Access common stock having a value of $17.00 per share, based on the average daily closing price of World Access common stock as reported on the Nasdaq National Market System for a predefined period prior to the effective time of the merger (the "Closing Price"). If the Closing Price is more than $36.00, then each share of the Company's common stock will be converted into 0.4722 shares of World Access common stock. If the Closing Price is less than $29.00, then each share of the Company's common stock will be converted into 0.5862 shares of World Access common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


       The following table sets forth for the period indicated (i) percentages which certain items reflected in the financial data bear to sales of the Company and (ii) the percent change of such items as compared to the indicated prior period. See Consolidated Statements of Operations.

                                                                                      PERCENT CHANGE
                                                                                      --------------
                                                    PERCENT OF SALES                 THIRD       NINE
                                           THIRD QUARTER          NINE MONTHS       QUARTER     MONTHS
                                           -------------          -----------       -------     ------

                                          1998       1997       1998       1997    98 VS. 97   98 VS. 97
                                          ----       ----       ----       ----    ---------   ---------

Net sales ...........................    100.0%     100.0%     100.0%     100.0%       4.1%     (5.8)%

Costs of sales ......................     61.0       69.8       61.3       62.7       34.1      (2.2)

Expenses:

  Research and development ..........     13.9       13.1       13.8       13.1       10.6      (0.7)

  Sales, marketing and administration     20.5       31.8       21.9       27.1      (32.8)    (23.9)

  Purchased research and development      --         --          6.3       --         --        --

  (Gain) on sale of investment ......     --         --         --         (1.2)      --        --

  Amortization of intangible assets .      0.8        0.6        0.7        0.6       32.1      14.4

  Interest (income) .................     (0.5)      (0.6)      (0.6)      (0.6)      (5.0)      0.2
                                         -----      -----      -----      -----      -----     -----

  Total .............................     95.7      114.7      103.4      101.7       13.3      (4.2)
                                         -----      -----      -----      -----      -----     -----

Pretax income (loss) ................      4.3      (14.7)      (3.4)      (1.7)      --        --

Provision for income taxes ..........      0.2       --          0.1       --         --        --
                                         -----      -----      -----      -----      -----     -----

Net income (loss) ...................      4.1%     (14.7)%     (3.5)%     (1.7)%     --        --

NET SALES AND NET INCOME

     Net sales increased 4% to $28.5 million for the third quarter of fiscal 1998 compared with $27.4 million in the third quarter of last year. For the nine month period, net sales decreased 6% to $81.6 million compared with $86.5 million last year.

For the third quarter of fiscal 1998, Broadband product sales represented 52% of net sales and reflected an increase of 5% compared with the third quarter of last year. This increase was principally related to a higher level of shipments to Bell Atlantic, the Company's largest customer. A 21% increase in sales to Bell Atlantic during the third quarter was partially offset by lower shipments to other Broadband product customers. For the nine month period, sales of Broadband products decreased 7% compared with last year. This decrease included a 14% increase in shipments to Bell Atlantic compared with the first nine months of last year. The Company expects that future sales of the recently introduced EdgeLink 100 product will offset the decline in sales of older broadband products.

Sales of access products increased 12% to $12.9 million in the third quarter of fiscal 1998 compared with $11.6 million for the third quarter of last year. This increase was principally related to higher shipments of the Company's Access 60 multiplexer to both domestic and international customers and was partially offset by decreased shipments of the Company's older network access products. For the nine month period, Access product sales were $34.8 million, slightly below last year's $35.6 million. Growth in sales of newer access products has reflected a positive trend during the first three quarters of fiscal 1998. However, this increase has not been sufficient to offset a decline in sales of older legacy products.

During the third quarter and first nine months of fiscal 1998, sales of Bandwidth Optimization products declined 58% and 24%, respectively, compared with last year. This product line has historically represented 5% or less of total sales and is not expected to be a significant area of growth for the Company.

COST OF PRODUCTS SOLD

     Cost of products sold in the third quarter of fiscal 1998 was $17.4 million or 61% of net sales compared with $19.1 million or 70% of net sales in the third quarter of last year. During the third quarter of fiscal 1997, gross margins were adversely affected by shipments of a proportionally higher level of lower margin products and increased period costs associated with reserves for certain inventory items. For the first nine months of fiscal 1998, cost of products sold was $50.0 million and represented 61% of net sales versus $54.3 million or 63% of net sales in the first nine months of last year. This improvement in gross margin is principally related to a favorable product mix in the current year and overall improvement in costs.

RESEARCH AND DEVELOPMENT

     Research and development expense was $4.0 million or 14% of sales in the third quarter of fiscal 1998 compared with $3.6 million or 13% of sales in the third quarter of last year. For the year to date periods, spending on research and development was $11.3 million in both years and represented 14% and 13% of net sales in fiscal 1998 and fiscal 1997, respectively. Spending increased in the third quarter of fiscal 1998 to support the new product efforts underway at recently acquired Jupiter Technology and other new product development efforts. This increase in spending was partially offset by the benefits of productivity improvement programs aimed at reducing overall spending as a percent of sales.

SALES, MARKETING AND ADMINISTRATION

     Sales, marketing and administration (SG&A) expenses were $5.9 million in the third quarter of fiscal 1998 and $8.7 million in the third quarter of fiscal 1997 reflecting a decrease of 33%. SG&A expense for the third quarter of fiscal 1997 was greater than normal due to expenses related to the realignment of certain selling and marketing activities. For the nine month period, SG&A expense was $17.8 million compared with $23.5 million in the year ago period. In general, the lower level of spending in both periods of the current year compared with last year is reflective of the Company's overall goal of reduced SG&A spending and productivity improvements.

PURCHASED RESEARCH AND DEVELOPMENT

     During the second quarter of fiscal 1998, the Company purchased substantially all of the assets of Jupiter Technology, Inc., a developer of ATM and frame relay technology. The total purchase price of $6.2 million included $5.1 million which represented in-process technology that had not yet reached technological feasibility. Accordingly, this amount was charged to expense in the second quarter of fiscal 1998. The Company intents to continue the development of a product line that will incorporate ATM and Frame Relay technology. The Company does not anticipate a material increase in spending to support this product development and expects to ship product for revenue within the next twelve to eighteen months.

GAIN ON SALE OF INVESTMENT

     During the first quarter of fiscal 1997, the Company liquidated its equity position in an international distributor of the Company's products due to certain changes in strategic objectives. This investment, which was originally made in fiscal 1995, yielded a one-time gain of $1.1 million.

AMORTIZATION OF INTANGIBLE ASSETS

     Amortization expense relates to the acquisition of the broadband family of products in 1983, certain channel bank products in 1984 and the acquisition of Magnalink Communications Corporation in 1992. Included in the acquisition of Jupiter Technology discussed in Note 4, was $1.1 million of goodwill which is being amortized to expense over five years. Amortization expense was $.2 million in the third quarters of both fiscal 1998 and fiscal 1997. For the nine month periods, amortization expense was $.6 million in fiscal 1998 and $.5 million in fiscal 1997.

INTEREST INCOME

     Interest income was $.2 million in the third quarters of both fiscal 1998 and fiscal 1997. For the nine month periods, interest income was $.5 million in both 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

     During the first nine months of fiscal 1998, increased cash of $8.6 million was partially offset by decreased short-term investments of $5.7 million resulting in a net increase in cash and short-term investments of $2.9 million. This increase was principally related to positive cash flows from operating activities of $8.3 million and financing activities of $1.2 million. Cash was used by investing to purchase Jupiter Technology for $4.3 million and for additions to plant and equipment for $2.3 million. Financing activities consisted of sales of the Company's common stock under various stock plans and provided $1.2 million.

     Operating activities provided cash of $8.3 million reflecting the positive impact of the Company's change in manufacturing strategy. Most significant to this increase in cash was a reduction in inventory of $6.1 million.

     Non-cash investing activities and financing activities included the issuance of 101,636 shares of common stock for $1.0 million and the assumption of $.9 million of liabilities in connection with the acquisition of Jupiter Technology, Inc. (See Note 4)

     The Company maintains a $20.0 million line of credit with Fleet Bank which is available until August 28, 1998.

     Excluding the potential impact on liquidity resulting from the Company's pending merger with World Access, Inc., management believes that cash, marketable securities and the availability of its line of credit will be adequate to support operating cash requirements for the foreseeable future.

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

                               TELCO SYSTEMS, INC.

                           PART II. OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

     None.

ITEM 6.   EXHIBITS AND REPORTS FILED ON FORM 8-K

     The Company filed Form 8-K on June 5, 1998 to announce that the Company had entered into a Definitive Agreement and Plan of Merger and Reorganization with World Access, Inc. dated June 4, 1998.

                               TELCO SYSTEMS, INC.

                                  SIGNATURE(S)


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      TELCO SYSTEMS, INC.



                                  By: William J. Stuart
                                      ------------------------------------------
                                      William J. Stuart
                                      Vice President and Chief Financial Officer
                                      Principal Accounting Officer


                                  Dated: July 15, 1998
                                         ---------------------------------------